Form 10-Q
period 2012-03-31
Twin Cities Power Holdings, LLC
filed 2012-06-25
CIK 1541354

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: None

Twin Cities Power Holdings, LLC
(Exact name of registrant as specified in its charter)

Minnesota (State of organization)	27-1658449 (IRS Employer Identification Number)

16233 Kenyon Avenue, Suite 210
Lakeville, Minnesota 55044
(Address of principal executive offices, zip code)

(952) 241-3103
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

ii

DEFINITIONS

Abbreviation or acronym	Definition
ABN AMRO	ABN AMRO Clearing Chicago, LLC and ABN AMRO Clearing Bank, N.V.
BLS	Bureau of Labor Statistics, an agency within the U.S. Department of Labor
Btu; therm; MMBtu	A "Btu" or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A "therm" is one hundred thousand Btu. A "MMBtu" is one million Btu.
C$	Canadian dollars
CAISO	California Independent System Operator
CAN	Twin Cities Power — Canada, Ltd., a subsidiary of TCE
CCL	Clearwaters Capital, LLC, an affiliate of Schachter
CEF	Cygnus Energy Futures, LLC, a subsidiary of CP
CFTC	Commodity Futures Trading Commission
CME	CME Group
Company	TCPH and its subsidiaries
CoV	Coefficient of variation, a simple measure of volatility useful for comparing two or more data series; equal to the standard deviation divided by the mean
CP	Cygnus Partners, LLC, a first-tier subsidiary of the Company
Degree-days; CDD; HDD	A "degree-day" compares outdoor temperatures to a standard of 65°F. Hot days require energy for cooling and are measured in cooling degree-days or "CDD" while cold days require energy for heating and are measured in heating degree-days or "HDD". For example, a day with a mean temperature of 80°F would result in 15 CDD and a day with a mean temperature of 40°F would result in 25 HDD.
DOE	U.S. Department of Energy
EIA	Energy Information Administration, an independent agency within DOE
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission, an independent regulatory agency within DOE
GAAP	Generally accepted accounting principles in the United States
HTS	HTS Capital, LLC, an affiliate of Schachter
HTS Parties	Schachter, HTS, and CCL collectively
ICE	Intercontinental Exchange®
IESO	Ontario Independent Electricity System Operator

Abbreviation or acronym	Definition
ISO	Independent System Operator
ISO-NE	ISO New England
kW; kWh	Kilowatt or kilowatt-hour; one thousand watts or watt-hours. Kilowatt-hours are typically used to measure residential energy consumption and retail prices. One kWh is equal to 3,412 Btu, but fuel with a heat content of 7,000 to 11,500 Btu must be consumed to generate and deliver one kWh of electricity.
MISO	Midwest Independent System Operator
MCF	One thousand cubic feet, a common unit of price measure for natural gas. In 2010, one MCF of natural gas had a heat content of 1,025 Btu.
MW; MWh	Megawatt or megawatt-hour; one million watts or watt-hours or one thousand kilowatts or kilowatt-hours. Megawatts are typically used to measure electrical generation capacity and megawatt-hours are the pricing units used in the wholesale electricity market.
NGX	Natural Gas Exchange Inc.
NYISO	New York Independent System Operator
OTC	Over-the-counter
PJM	PJM Interconnection
RTO	Regional Transmission Organization
Schachter	Robert O. Schachter, an individual
SEC	Securities and Exchange Commission
SUM	Summit Energy, LLC, a subsidiary of TCP
TCE	Twin Cities Energy, LLC, a first-tier subsidiary of the Company
TCP	Twin Cities Power, LLC, a first-tier subsidiary of the Company
TCPH	Twin Cities Power Holdings, LLC
Watt (W); Watt-hour (Wh)	Although in everyday usage, the terms "energy" and "power" are essentially synonyms, scientists, engineers, and the energy business distinguish between them. Technically, energy is the ability to do work, or move a mass a particular distance by the application of force while power is the rate at which energy is generated or consumed. Energy is measured in joules and power is measured in watts. A watt is equal to one joule per second.
In the case of electricity, power is also equal to voltage or the difference in charge between two points multiplied by amperage or the current or rate of electrical flow and the energy supplied or consumed by a circuit is measured in watt-hours.
For example, when a light bulb with a power rating of 100W is turned on for one hour, the energy used is 100 watt-hours. This same amount of energy would light a 40-watt bulb for 25 hours or a 50-watt bulb for 20 hours.

FORWARD LOOKING STATEMENTS

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that attempt to advise interested parties of the factors that may affect our business.

Statements in this report that are not statements of historical facts are considered "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. Any statements that express, or involve discussions as to, future expectations, risks, beliefs, plans, objectives, assumptions, events, uncertainties, financial performance, or growth strategies, often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "projects", "likely", "will continue", "could", "may", "potential", "target", "outlook", or words of similar meaning are not statements of historical facts and may be forward-looking.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause our actual results to differ materially from those indicated in forward-looking statements made by or on behalf of the Company in this Form 10-Q, in presentations, on our website, in response to questions, or otherwise. You should not place undue reliance on any forward-looking statement.

These statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements that could cause our actual results to differ materially from those indicated in the forward-looking statements:

•
Our ability to successfully implement our strategic objectives;
•
Changes in, and compliance with, the laws and policies of the governments of the United States and Canada, the states and provinces, and various localities, as they may affect energy markets and industry restructuring initiatives;
•
Our ability to manage expansion and integrate acquisitions;
•
Economic and geographic factors, including political and economic risks;
•
Weather conditions, natural disasters, and pandemic diseases;
•
War, acts of terrorism, and cyber-attacks;
•
Wholesale power market conditions;
•
Population growth rates and demographic patterns;
•
Effects of competition, including competition for retail and wholesale customers;
•
Pricing and transportation of commodities;
•
Changes in tax rates or policies or in rates of inflation;
•
Changes in operating expenses and capital expenditures;
•
Global and domestic economic conditions affecting us or our customers;
•
Our ability to access capital markets and bank financing;
•
Changes in interest rates and the performance of the financial markets;
•
Our ability to retain qualified, skilled and experienced personnel;
•
The outcome of legal and administrative investigations and proceedings and settlements;
•
In embarking on the retail energy strategy described under "Recent Developments," we will experience all the risks involved in entering into a new line of business, including the risks that we are unable to run the business profitably, that we will not be able to recognize expected synergies, and that we may not be able to achieve a liquidity event for such business; and

•
Any other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed under the heading "Risk Factors" beginning on page 10 of our Form S-1.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of the Company or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

NON-GAAP FINANCIAL MEASURES

The Company's communications may include certain non- GAAP financial measures. A "non-GAAP financial measure" is defined as a numerical measure of a company's financial performance, financial position, or cash flows that excludes, or includes, amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with GAAP in the company's financial statements.

Non-GAAP financial measures utilized by the Company include presentations of liquidity measures and debt-to-equity ratios. The Company's management believes that these non-GAAP financial measures provide useful information to investors and enable investors and analysts to more accurately compare the Company's ongoing financial performance over the periods presented.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (Unaudited)

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	Unaudited
Assets
Current assets
Cash	$1,088,047	$971,081
Trading accounts and deposits	14,361,860	15,833,940
Accounts receivable — trade	447,018	614,151
Prepaid expenses and other assets	405,529	223,981
Deferred income tax benefit	418,774	526,486

Total current assets	16,721,228	18,169,639
Equipment and furniture, net	675,734	669,728
Other assets
Deferred financing costs	295,133	—

Total assets	$17,692,095	$18,839,367

Liabilities and Members' Equity
Current liabilities
Accounts payable — trade	$1,470,170	$878,275
Accrued expenses	2,616	8,584
Accrued compensation	3,059,568	3,980,551
Accrued interest	—	145,169
Accrued distributions	33,114	—
Income taxes payable	404,209	475,852
Notes payable, related parties	2,200,000	2,000,000
Notes payable	1,943,004	4,402,253

Total current liabilities	9,112,681	11,890,684
Long-term debt	2,914,510	3,886,012

Total liabilities	12,027,191	15,776,696
Commitments and contingencies
Redeemable preferred units	2,745,000	—
Members' equity
Common equity	2,277,225	2,439,004
Accumulated other comprehensive income	642,679	623,667

Total members' equity	2,919,904	3,062,671

Total liabilities and members' equity	$17,692,095	$18,839,367

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2012 and 2011

	2012	2011
	Unaudited	Unaudited
Revenue
Trading revenue, net	$3,812,637	$12,663,600
Consulting fees	—	146,089

	3,812,637	12,809,689
Operating expenses
Salaries and wages and related taxes	2,021,682	5,962,782
Professional fees	625,049	502,992
Other general and administrative	422,590	1,122,434
Trading tools and subscriptions	237,178	410,110

	3,306,499	7,998,318

Operating income	506,138	4,811,371
Other income (expense)
Interest expense	(330,410)	(1,502,253)
Interest income	9,914	7,544
Loss on foreign currency exchange	(8,639)	(50,203)

	(329,135)	(1,544,912)

Income before income taxes	177,003	3,266,459
Provision for income taxes	37,282	297,837

Net income	139,721	2,968,622
Noncontrolling interest (preferred distributions of a subsidiary)	(91,500)	—

Net income attributable to Twin Cities Power Holdings, LLC	48,221	2,968,622
Other comprehensive income
Foreign currency translation adjustment	19,012	(23,585)

Comprehensive income	$67,233	$2,945,037

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flow
Three Months Ended March 31, 2012 and 2011

	2012	2011
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$139,721	$2,968,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,600	35,867
(Increase) decrease in:
Trading accounts and deposits	1,582,767	11,544,758
Accounts receivable — trade	167,734	13,343,015
Prepaid expenses and other assets	(60,463)	4,213,138
Increase (decrease) in:
Accounts payable — trade	505,214	(13,782,966)
Accrued expenses	(5,968)	379,350
Accrued compensation	(1,002,427)	809,697
Accrued distributions	—	(1,009,941)
Accrued interest	(145,169)	(8,101)

Net cash provided by operating activities	1,233,009	18,493,439
Cash flows from investing activities
Notes receivable, advances to related parties	—	(30,000)
Purchase of equipment and furniture	(56,100)	(3,745)

Net cash used in investing activities	(56,100)	(33,745)
Cash flows from financing activities
Deferred financing costs	(295,133)	—
Payments on notes payable	(485,751)	(15,000,000)
Distributions — preferred	(58,386)	—
Distributions — common	(110,000)	(167,936)
Redemption of common units	(100,000)	—

Net cash used in financing activities	(1,049,270)	(15,167,936)

Net increase in cash	127,639	3,291,758
Effect of exchange rate changes on cash	(10,673)	(92,031)
Cash:
Beginning of period	971,081	3,853,588

End of period	$1,088,047	$7,053,315

Non-cash financing activity:
Redeemable preferred units issued in exchange for certain notes payable (see Note 1. Redeemable Preferred Units)	$2,745,000	—

Accrued distributions — preferred	$33,114	—

Supplemental disclosures of cash flow information
Cash payments for interest	$475,892	$1,510,354

Cash payments for income taxes, net	$—	$664,866

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation, Description of Business, and Ownership

Basis of Presentation

Twin Cities Power Holdings, LLC ("TCPH" or the "Company") has prepared the foregoing unaudited consolidated financial statements in accordance with GAAP and the requirements of the SEC with respect to interim reporting. As permitted under these rules, certain footnotes and other financial information required by GAAP for complete financial statements have been condensed or omitted. The interim consolidated financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results and include the accounts of TCPH and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

For additional information, please refer to our audited consolidated financial statements and the accompanying notes for the years ended December 31, 2011 and 2010 included in our registration statement on Form S-1 filed with the SEC in conjunction with our offering of up to $50,000,000 of our 3 and 6 month and 1, 2, 3, 4, 5, and 10 year Renewable Unsecured Subordinated Notes (the "Form S-1", the "Notes Offering", and the "Renewable Notes", respectively).

Business

The Company trades financial and physical contracts in wholesale electricity markets managed by ISOs or RTOs (collectively, the "ISOs") including those managed by MISO, CAISO, ERCOT, PJM, ISO-NE, NYISO, and the IESO. The Company also trades electricity and other energy-related commodities and derivatives on exchanges operated by ICE, NGX, and CME.

U.S. ISOs are regulated by the FERC, a division of DOE. The CFTC regulates ICE, NGX and CME. Regardless of the market or contract type, non-rated participants such as the Company are typically required to place cash collateral with market operators in order to trade, with the specific amounts of such depending upon the rules and requirements of the particular market, see Note 2. Summary of Significant Accounting Policies — Trading Accounts and Deposits.

In general, the Company's trading activities are characterized by the acquisition of electricity or other energy-related commodities at a given location and its delivery to another. Financial transactions settle in cash in an amount equal to the difference between the purchase and sale prices, while physical transactions are settled by the delivery of the commodity. ISO-traded financial contracts are also known as virtual trades, are outstanding overnight, and settle the next day. The Company also trades physical electricity between certain markets, buying in one market and selling in another. On ICE, NGX, and CME, from time to time, the Company may trade electricity, natural gas, and oil derivatives and hold an open interest in these contracts overnight or longer.

Ownership

On January 1, 2012, the Company redeemed 1,540 common units for $100,000.

As of March 31, 2012, the Company's ownership was as follows:

	Common
Member	Units held	Percent of class
Timothy S. Krieger	4,435	89.42%
DBJ 2001 Holdings, LLC	525	10.58%

Total	4,960	100.00%

Redeemable Preferred Units

Effective January 31, 2012, TCP sold certain financial rights to 496 of its new issue units to John O. Hanson for a purchase price of $2,745,000, paid by conversion of certain notes payable to him. These redeemable preferred membership units (the "preferred units") are cumulative and incorporate a defined return, are not convertible, and have no corporate governance rights. Holders of the common units control all corporate governance rights and own the residual financial interest.

From the effective date to the redemption date, TCP shall make distributions of $45,750 per month to Mr. Hanson or his designee. At any time prior to December 31, 2013, TCP may repurchase the preferred units for the sum of $2,745,000. If TCP does not repurchase the preferred units prior to such date, Mr. Hanson may require Timothy S. Krieger, TCP's Chief Executive Officer, to repurchase the preferred units on such date. Should TCP default on its obligations to Mr. Hanson, payment of all specified amounts has been personally guaranteed by Mr. Krieger.

Currently, the Company is in the process of negotiating the exchange of Mr. Hanson's preferred units in TCP for preferred units issued by TCPH with identical financial rights and terms. Both parties are in agreement and the exchange is expected to be effective April 1, 2012.

2. Summary of Significant Accounting Policies

A description of our significant accounting policies is included in the Form S-1 and the interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our Form S-1. Results for the three month period ended March 31, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.

Trading Accounts and Deposits

Cash held in trading accounts may be unavailable at times for immediate withdrawal depending upon trading activity. Cash needed to meet credit requirements and that was available for immediate withdrawal as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Credit requirement	$4,291,832	$7,648,325
Available credit	10,070,028	8,185,615

Trading accounts and deposits	$14,361,860	$15,833,940

Revenue Recognition and Commodity Derivative Instruments

The Company's revenues are derived from trading financial and physical energy contracts. These contracts are marked to fair value each period in the accompanying consolidated balance sheets and revenues are recorded based on realized and unrealized gains and losses on such contracts, net of costs. These transactions are shown as operating activities in the consolidated statements of cash flow.

The Company's trading activities also use derivatives such as financial and physical swaps, forward sales contracts, futures contracts, and options to generate trading revenues. The following table lists the gross fair values of the Company's derivative assets and liabilities, none of which are designated as hedging instruments, as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Derivative Assets*
Energy commodity contracts	$9,504	$43,760
Energy commodity option contracts	8	—

Total derivative assets	9,512	43,760
Derivative Liabilities*
Energy commodity contracts	60,488	25,840

Total derivative liabilities	60,488	25,840

Derivative assets less liabilities	(50,976)	17,920
Cash in collateral and deposit accounts	14,412,836	15,816,020

Trading accounts and deposits, net	$14,361,860	$15,833,940

*
Balance sheet location is trading accounts and deposits.

The Company's contracts with the ISO's, ICE, and NGX permit net settlement of contracts by the various exchanges, including the right to offset cash collateral in the settlement process. Accordingly, the Company nets cash collateral against the derivative position in the accompanying consolidated balance sheets. All realized and unrealized gains and losses on derivative instruments are recorded in revenues. Substantially all the Company's revenues are generated by these trading activities.

Revenue for consulting services is recognized when the service is performed.

Deferred Financing Costs

The Company incurred professional fees and filing costs associated with the preparation of the S-1/renewable notes filing. As of March 31, 2012 the Company's total cost incurred was $295,133 and is being capitalized in the other assets section of the balance sheet. The Company will begin amortizing these costs over the contractual life of the notes after the date of effectiveness. See Note 8. Subsequent Events.

Foreign Currency Translation

For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the month and income statement accounts are translated at average monthly exchange rates for the period. Foreign currency transactions denominated in a foreign currency result in gains and losses due to the increase or decrease in exchange rates between periods. Translation gains and losses are included as a separate component of equity. Gains and losses from foreign currency transactions are included in other income or expense.

Foreign currency transactions resulted in losses of $8,639 and $50,203 for the quarters ended March 31, 2012 and 2011, respectively.

Profits Interests

Specific second-tier subsidiaries of the Company have Class B members. Under the terms of the subsidiary's member control agreements, Class B members have no voting rights, are not required to contribute capital, and have no rights to distributions following termination of employment, but are entitled to a defined share of profits while employed. Since Class B members have no corporate governance rights or risk of capital loss (or gain), they do not own non-controlling equity interests and profits interests payments are recorded as compensation expense during the period earned and are classified as accrued compensation on the balance sheet.

During the quarters ended March 31, 2012 and 2011, the Company included $842,202 and $1,261,022, respectively, in salaries and wages and related taxes, representing the allocation of profits interests to Class B members.

Income Taxes

Except for CAN, the Company's subsidiaries are not taxable entities for federal income tax purposes. As such, the Company does not directly pay federal income tax. Taxable income or loss, which may vary substantially from the net income or net loss reported in our consolidated statement of comprehensive income, is includable in the federal income tax returns for each member. Holders of the Company's preferred units are taxed based on the distributions received while holders of common units are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal or state income taxes has been made for those entities.

CAN files tax returns with the Canada Revenue Agency and the Alberta Finance and Enterprise, Tax and Revenue Administration.

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. Based on evaluation of the Company's tax positions, management believes all positions taken would be upheld under an examination. The Company's federal and state tax returns are potentially open to examinations for the years 2007 through 2011 and Canadian tax returns are potentially open to examination for the fiscal years 2008 through 2011.

Recent Accounting Pronouncements

There have been no recently issued accounting standards or pronouncements that impact the Company's consolidated financial statements other than those disclosed in the Form S-1.

3. Financial Instruments

The Company holds various financial instruments. The nature of these instruments and the Company's operations expose the Company to foreign currency risk, fair value risk, and credit risk.

A portion of the Company's assets and liabilities are denominated in Canadian dollars ("C$") and are subject to fluctuations in exchange rates. The Company does not have any exposure to any highly inflationary foreign currencies.

The fair values of the Company's cash, accounts receivable, notes receivable, and accounts payable were considered to approximate their carrying values at March 31, 2012 and December 31, 2011 due to the immediate and short-term nature of the accounts. The fair value of related party notes payable and receivable may be different from their carrying values. No assessment of the fair value of these obligations has been completed and there is no readily available market price. However, management believes that the carrying values are a reasonable approximation of fair value at March 31, 2012 and December 31, 2011.

4. Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of trading accounts and deposits and accounts receivable. The Company has a risk policy that includes value at risk calculations, position limits, stop loss limits, stress testing, system controls, position monitoring, liquidity guidelines and compliance training. Since the Company clears all of its transactions through various exchanges, at any given time there may be a concentration of balances with any one of the exchanges.

As of March 31, 2012 and December 31, 2011, there were three individual accounts with receivable balances greater than 10% that aggregated 100% of total consolidated accounts receivable. The Company believes that any risk associated with these concentrations would be minimal, if any.

5. Fair Value Measurements

The Fair Value Measurement Topic of FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair market hierarchy are as follows:

•
Level 1 inputs are quoted prices in active markets for identical assets or liabilities.
•
Level 2 inputs are inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
•
Level 3 inputs are unobservable inputs for which little or no market data exists.

Determination of fair value for electricity derivative contracts is complex and relies on judgments concerning future prices, volatility, and liquidity, among other factors. All of the derivatives traded by the Company are traded on exchanges with quoted market prices for identical instruments. There have been no changes in the methodologies used since December 31, 2011.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the valuation methods are considered appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table presents the amounts of assets measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Total
March 31, 2012
Trading accounts and deposits	$14,361,860	$—	$—	$14,361,860
December 31, 2011
Trading accounts and deposits	$15,833,940	$—	$—	$15,833,940

6. Notes Payable

Notes payable by the Company are summarized as follows:

	March 31, 2012	December 31, 2011
Note payable to HTS (as defined below), dated October 1, 2011, quarterly payments of principal of $485,751 plus interest at 15% per annum until maturity on October 1, 2013 with a balloon principal payment of $1,943,004.	$4,857,514	$5,343,265
Note payable to John O. Hanson, a related party, dated April 8, 2011, accruing interest at 20%. The loan is payable on demand or on December 31, 2012.	200,000	200,000
Note payable to Patrick C. Sunseri, an employee and related party, dated July 16, 2009, monthly payments of $166,838 plus interest at 15% per annum until April 1, 2013. This note is secured by all cash, accounts receivable, and other assets of TCP and is personally guaranteed by one member of TCPH. See Note 8. Subsequent Events	2,000,000	2,000,000
Loan agreements, third party, accruing interest at 20%. The loans were converted to preferred equity effective January 31, 2012. See Note 1 — Redeemable Preferred Units.	—	2,745,000

	$7,057,514	$10,288,265

Notes payable by maturity are summarized as follows:

	March 31, 2012	December 31, 2011
2012 or on demand	$3,657,257	$6,402,253
2013	3,400,257	3,886,012

Total	$7,057,514	$10,288,265

The HTS Note is subject to certain covenants that include reporting obligations, access to records, continued solvency, and approval for withdrawal of cash from credit accounts. See — Borrowings from HTS below. As of March 31, 2012 and December 31, 2011, the Company was in compliance with all such covenants.

The Company was in compliance with all terms and conditions of the note payable to John Hanson, a related party, as of March 31, 2012 and December 31, 2011.

The note payable to Patrick Sunseri, a related party, incorporates certain reporting obligations and other covenants. At March 31, 2012 and December 31, 2011, the Company

was not in compliance with all of these covenants and they were not enforced by the lender. Moreover, none of the technical defaults were waived as the Company did not seek waiver and the note has since been amended. See Note 8. Subsequent Events.

The Margin Agreement

In February 2012, the Company executed a Futures Risk-Based Margin Finance Agreement ("Margin Agreement") with ABN AMRO. The Margin Agreement provides CEF with an uncommitted $25,000,000 revolving line of credit on which it pays a commitment fee of $35,000 per month. Any loans outstanding are payable on demand and bear interest at an annual rate equal to 1.00% in excess of the Federal Funds Target Rate, or approximately 1.25%. The Margin Line is secured by all balances in CEF's trading accounts with ABN AMRO. Under the Margin Agreement, the Company is also subject to certain reporting, affirmative, and negative covenants, including certain financial tests.

As of March 31, 2012, there were no borrowings outstanding under the Margin Agreement and the Company was in compliance with all covenants.

Borrowings from HTS

Between 2006 and 2010, TCP borrowed a total of $30,800,000 from the HTS Parties. HTS was a member of the Company and a related party until March 23, 2011 when its membership interests were re-purchased by the Company.

In May 2010, the HTS Parties called the loans, the outstanding balance of which was $28,550,000 as of December 31, 2010. On March 11, 2011 the parties reached a Settlement Agreement that defined terms of repayment, as well as provided for a binding arbitration procedure to resolve other outstanding disputes. By July 1, 2011, the Company had repaid the entire principal balance outstanding, paid accrued interest of $1,640,958, and reduced the HTS Parties capital account balance by a payment of $1,000,000. All amounts owed to the HTS Parties as of September 30, 2011, including the HTS Parties' remaining capital account balance, unpaid interest, and legal fees were converted into a new $5,829,017 note dated October 1, 2011 (the "HTS Note" or the "Note"). The HTS Note contains certain affirmative and negative covenants including delivery of quarterly and annual financial statements and annual tax returns, maintenance of business, and restrictions on additional indebtedness, as well as specifying certain events of default. The HTS Note is jointly and severally guaranteed as to payment of up to $3,711,486 by Timothy Krieger and Michael Tufte.

Initially, the HTS Note was payable in twelve equal quarterly installments of principal of $485,751 plus interest at 15% per annum until maturity on October 1, 2014. On February 20, 2012, the HTS Note was amended to accommodate the Margin Agreement as follows:

•
CEF may not draw more than $7,000,000 until the Note is paid in full;
•
CEF must maintain not less than $3,000,000 in its ABN AMRO account;
•
The Company shall retain as capital all funds drawn under the Margin Agreement until the Note is paid in full;
•
The Company shall not distribute to its members, directly or indirectly, any of the proceeds of the Margin Agreement;
•
The Company shall maintain a separate accounting with respect to the withdrawal and use of funds; and

•
The maturity date of the Note was shortened by one year to October 1, 2013, and consequently, the Company shall make a balloon principal payment of $1,943,004 at maturity.

7. Commitments and Contingencies

FERC Investigations

On October 12, 2011, FERC initiated a formal non-public investigation into TCE's power scheduling and trading activity in MISO for the period from January 1, 2010 through May 31, 2011. Depending on the investigation's outcome, the Company may be liable for legal fees, potential disgorgement of profits, and possible civil penalties. Since the investigation is in its nascent stages, the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of any potential loss, other than the expenditure of legal fees for defense, which are being expensed as incurred.

Former Employee Litigation

On February 1, 2011, the Company commenced a major reorganization of CAN. All personnel were terminated as of February 1, 2011 and several were rehired in the subsequent days. Three former employees commenced legal proceedings and brought three separate summary judgment applications seeking damages aggregating C$3,367,000 for wrongful dismissal and payment of outstanding performance bonuses. The Company has filed counterclaims aggregating C$3,096,000 against two of the former employees for losses suffered, inappropriate expenses, and related matters. Two of the three summary judgment applications were dismissed on January 12, 2012. All three matters have been appealed and are expected to be heard during the first week of July 2012.

In a related matter, one former employee sought and obtained an injunction to freeze certain bank accounts utilized by CAN to transact trades on NGX containing approximately C$1,814,000. Although the initial injunction was set aside, another former employee obtained an attachment order and the funds remained in trust. On April 2, 2012, the Company won its appeal of the attachment order and the funds in trust were released. The total returned was C$1,829,000.

As of March 31, 2012 and December 31, 2011, the Company had accrued C$1,548,570 and C$2,323,000, respectively for bonuses accrued and unpaid to the terminated employees. Management has re-evaluated and reduced accrued compensation in the first quarter of 2012 by C$775,027. During the first quarter of 2012, the Company was successful with respect to obtaining dismissal of two of the three initial summary judgment decisions and further strengthened its counterclaims such that management believes that the probability of a material loss with respect to two of the three employment matters is now remote.

Although it is management's opinion that the ultimate resolution of the litigation arising as a result of the reorganization of CAN will not have a material effect on the financial position, results of operations, or liquidity of the Company, it is possible that this assessment could change by an amount that could be material. Due to the uncertainty surrounding the outcome of the litigation, including certain counter-claims made by the Company against the former employees, the Company is presently unable to determine a range of reasonably possible outcomes beyond the amounts presently accrued.

8. Subsequent Events

On April 1, 2012, the Company made distributions to its common members of $250,000.

On May 10, 2012, our Form S-1 registration statement relating to our offer and sale of "Renewable Unsecured Subordinated Notes" (File No. 333-179460) was declared effective by the SEC, and our offering of notes commenced on May 15, 2012. The registration statement covers up to $50,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes. Through June 22, 2012, we have sold a total of $307,000 in principal amount of notes, and have incurred offering-related expenses of $90,439 since the date of effectiveness, exclusive of any amortization of deferred financing costs.

On May 21, 2012, TCP and Patrick C. Sunseri entered into a First Amendment to the Loan Agreement, Secured Promissory Note, and Security Agreement dated July 16, 2009. The Amendment:

•
Changes the annual interest rate to the lower of 15% or the highest rate permitted by law;
•
Provides for the repayment of the Loan's principal and interest over a twelve month period beginning May 1, 2012;
•
Adds TCPH as a corporate guarantor with respect to TCP's obligations to Mr. Sunseri; and
•
Adds certain financial covenants and events of default.

The Company has evaluated subsequent events occurring through the date that the financial statements were issued.

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, Management's Discussion and Analysis of Financial Condition and Results of Operations from our Form S-1, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading "Forward-Looking Statements" located on page 5 and the "Risk Factors" section beginning on page 10 of our Form S-1.

The risks and uncertainties described in this Form 10-Q and our Form S-1 are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition, or results of operations could suffer if the risks set forth are realized.

Overview

TCPH was formed as a Minnesota limited liability company on December 30, 2009. On December 31, 2011, TCPH received all of the outstanding membership interests of TCP, CP, and TCE in exchange for issuing ownership interests in TCPH. Through these subsidiaries, we trade financial and physical electricity contracts in North American wholesale markets regulated by FERC and operated by ISOs and RTOs and energy derivative contracts on exchanges regulated by the CFTC, including ICE, NGX, and CME. The Company is also authorized by DOE to export electricity to Canada and holds an electricity export permit from the National Energy Board of Canada and an electricity wholesaler license from the Ontario Energy Board.

In general, the ISO markets such as PJM, MISO, NYISO, and ISO-NE offer transactions in both real-time and day-ahead "financial" and "physical" electricity, while "derivative" financial contracts such as swaps, options, and futures are traded on the exchanges. Our activities in these ISO markets are characterized by the acquisition of electricity at a given location or "node" and its delivery to another. Our financial transactions settle in cash in an amount equal to the difference between the purchase and sale prices, while our physical transactions are settled by the delivery of the electricity itself. Derivative contracts are available for virtually any term and always settle in cash; profit or loss is determined by price movements in the underlying commodity, whether it be electricity or other energy commodities such as natural gas or crude oil. Regardless of the market or contract type, market participants are typically required to place cash collateral with market operators in order to trade, with the specific amounts depending upon the rules and requirements of the particular market. In addition, trading physical energy requires more capital than financial trades since electricity must be purchased and paid for in a week or so, while the corresponding receivable may not be collected for as long as 60 days.

In the short term, wholesale electricity price levels and changes in any particular market are driven by supply and demand. Demand is affected by the weather while supply is driven by generation and transmission outages and fuel prices, particularly for natural gas. Factors that affect long term supply and demand include climate, fuel prices and availability, generation and efficiency technologies deployed, population growth, economic activity, and governmental policies and regulatory actions with respect to energy and the environment.

Generally, our greatest opportunities for profitable trades occur during periods of market turbulence, when the forecast for supply or demand is more likely to be inaccurate. When demand for energy is relatively stable, price variations tend to be small or non-existent. During periods of market turbulence, prices tend to be volatile, which give our traders the opportunity to take advantage of such volatility. Furthermore, our revenue is limited to some extent by the amount of collateral we have posted with a market operator or exchange as well the mix between physical and financial contracts. Our primary costs in generating revenue are compensation of our energy traders as well as the interest expense of obtaining the capital necessary to post collateral.

The table below presents a breakdown of our trading volume between physical and financial transactions for the periods indicated:

Percentage of Total Trading Volume	Three Months Ended March 31,
	2012	2011
Physical	0%	4%
Financial	100%	96%

Total	100%	100%

The following table shows our open contracts as of March 31, 2012:

Open Contracts as of March 31, 2012
			Contract Dates				Fair Value
Contract Type						Number of Lots
	Commodity	Contract Hub	Start	End	Settlement		Asset	Liability
OTC Swap	Electricity	MISO Indiana	Daily	Daily	Daily	20	$8,104	$3,208
OTC Swap	Electricity	PJM West Hub	Daily	Daily	Daily	47	1,400	57,280
CALL	Electricity	PJM West Hub	Daily	Daily	Daily	1	8	—

Totals							$9,512	$60,488

The following table shows our open contracts as of December 31, 2011:

Open Contracts as of December 31, 2011
			Contract Dates				Fair Value
Contract Type						Number of Lots
	Commodity	Contract Hub	Start	End	Settlement		Asset	Liability
OTC Swap	Electricity	MISO Indiana Hub on peak	Daily	Daily	Daily	27	$30,712	$1,520
OTC Swap	Electricity	PJM West Hub	Daily	Daily	Daily	100	11,608	24,320
OTC Swap	Electricity	MISO Indiana Hub off peak	Daily	Daily	Daily	16	1,440	—

Totals							$43,760	$25,840

Results of Operations

Three Months Ended March 31, 2012 and 2011

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included elsewhere in this report:

	For The Three Months Ended March 31,
Dollars in thousands	2012		2011		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Trading revenue, net	$3,813	100.0%	$12,664	98.9%	$(8,851)	-69.9%
Consulting fees	—	0.0%	146	1.1%	(146)	-100.0%

Net revenue	3,813	100.0%	12,810	100.0%	(8,997)	-70.2%
Operating expenses
Salaries, wages & related expenses	2,022	53.0%	5,963	46.5%	(3,941)	-66.1%
Professional fees	625	16.4%	503	3.9%	122	24.3%
Other general & administrative	423	11.1%	1,122	8.8%	(699)	-62.3%
Trading tools & subscriptions	237	6.2%	410	3.2%	(173)	-42.2%

Total operating expenses	3,307	86.7%	7,998	62.4%	(4,691)	-58.7%

Operating income	506	13.3%	4,812	37.6%	(4,306)	-89.5%
Interest expense	(330)	-8.7%	(1,503)	-11.7%	1,173	-78.0%
Interest income	10	0.3%	8	0.1%	2	25.0%
Loss on foreign currency exchange	(9)	-0.2%	(50)	-0.4%	41	-82.0%

Other income (expense), net	(329)	-8.6%	(1,545)	-12.1%	1,216	-78.7%

Income before income taxes	177	4.6%	3,267	25.5%	(3,090)	-94.6%
Provision for income taxes	37	1.0%	298	2.3%	(261)	-87.6%

Net income	140	3.7%	2,969	23.2%	(2,829)	-95.3%
Distributions — preferred	92	2.4%	—	0.0%	92	na

Net income attributate to TCPH	48	1.3%	2,969	23.2%	(2,921)	-98.4%
Foreign currency translation adjustment	19	0.5%	(24)	-0.2%	43	79.2%

Comprehensive income
available to common	$67	1.8%	$2,945	23.0%	$(2,878)	-97.7%

Net revenue:    We record revenues based upon changes in the fair values of the contracts we trade, net of costs. The initial recognition of fair value and subsequent changes in fair value affect reported earnings in the period the change occurs. The fair values of instruments that remain open at a balance sheet date represent unrealized gains or losses.

On a wholesale level, electricity prices are highly correlated with natural gas, particularly in our key eastern markets, where it is the marginal fuel of choice for most generation. Energy market conditions during the first quarter of 2012 were characterized by exceptionally mild weather, ample natural gas supplies, and prices near 10 year lows, a combination that reduced the level and volatility of wholesale electricity prices, and consequently, our revenues were reduced. For example, according to the EIA:

•
U.S. population-weighted heating degree-days ranged between 13% and 36% below normal from November 2011 to March 2012;
•
Natural gas storage levels were more than 60% above the 5-year average for the week ending March 30;
•
On March 31, 2012, considered to be the end of the winter heating season for the natural gas market, the benchmark Henry Hub spot price approached $2.00/MMBtu and on April 18, 2012, the price hit $1.87/MMBtu; and
•
The average for the benchmark PJM West Peak price during the first quarter of 2012 was $36.59/MWh with a standard deviation of $4.31 for a CoV of 11.8%, compared to $54.37/MWh, $15.95, and 28.6% for the same period in 2011.

Beginning February 1, 2011, we initiated a significant downsizing of CAN, cutting trader headcount from twelve to two. Consequently, we also cut our revenue base and financial risk. We also traded no physical power in the first quarter of 2012.

As a result of these factors, for the quarter ended March 31, 2012, net revenue decreased by $8,997,000 or 70.2% to $3,813,000 compared to $12,810,000 for the comparable period in 2011.

Salaries, wages, and related expenses:    Salaries, wages, and related expenses such as employee benefits and payroll taxes consist of base and incentive compensation paid to our administrative officers, energy traders, and other employees.

For the first quarter of 2012, salaries, wages, and related costs decreased by $3,941,000 or 66.1% to $2,022,000 compared to $5,963,000 for the first quarter of 2011, however, as a percentage of revenue, total salaries and wages increased to 53.0% of revenue for the 2012 period compared to 46.5% for 2011. Much of our personnel expense is directly related to the revenue we record, since trader compensation is directly related to trading revenue, however, part of the overall dollar decrease resulted from the C$775,027 adjustment to accrued compensation (see Note 7. Commitments and Contingencies — Former Employee Litigation). With respect to the increase in expense as a percentage of revenues, some trader bonus structures were revised in the first quarter, resulting in higher payouts to those traders. Additionally, we also increased our personnel from an average of 33 full time equivalents during the 2011 period to 34 for the first quarter of 2012.

Trading tools and subscriptions:    Trading tools and subscriptions consist primarily of amounts paid for services that provide weather reports and forecasting, electrical load forecasting, congestion analysis and other factors relative to electricity production and consumption. For the 2012 period, trading tools and subscriptions decreased by $173,000 or 42.2% to $237,000 compared to $410,000 for the first quarter of 2011. The Canadian restructuring in February 2011 was a major contributing factor to this decrease.

Professional fees:    Professional fees consist of legal expenses, audit fees, tax compliance reporting service fees and other professional fees paid for outside consulting services. For the first quarter of 2012, professional fees increased by $122,000 to $625,000 compared to $503,000 in the same period in 2011. The increase was due in part to $45,000 of financial advisory fees incurred in 2012 related to our retail energy initiative. We also incurred $229,000 of legal and accounting fees in 2012 in connection with the preparation of our public debt offering, all of which have been capitalized as deferred financing costs. We also incurred

$168,000 in legal fees in 2012 in connection with the dispute with the former employees of our Canadian subsidiary and obtaining consent from HTS with respect to the Margin Agreement.

Other general and administrative:    Other general and administrative expenses consist of rent, depreciation, travel and all other direct office support expenses. For the first quarter of 2012, these costs decreased by approximately $700,000 to $423,000 compared to $1,122,000 for the same period in 2011. On February 17, 2011, the Company was notified that FERC had commenced an investigation into certain of its trading practices, thus we reserved $500,000 for expected expenses. This investigation was subsequently withdrawn on November 23, 2011.

Other income (expense):    Other expense, net of other income, decreased by $1,216,000 to $329,000 for the first quarter of 2012 compared to $1,545,000 for the same period in 2011. As the principal component of other expense, interest expense decreased by $1,172,000 to $330,000 for the first quarter of 2012 from $1,502,000 during the comparable period in 2011. The decrease was attributed primarily to a reduction of $8,492,000 in outstanding notes payable from the first quarter of 2011 compared to the comparable period in 2012, coupled with the conversion of $2,745,000 of debt to equity. The Canadian to U.S. dollar exchange rate increased from an average of $1.014 in 2011 to $1.007 in 2012.

Provision for taxes:    The tax provision is directly related to foreign income taxes associated with CAN. The decrease in taxes is attributed to a decrease in taxable income for CAN.

Liquidity, Capital Resources, and Cash Flow

We require a significant amount of cash to maintain collateral with the trading markets in which we operate, which in turn allows us to trade in those markets and generate revenues. As such, our capital is largely invested in trading accounts and deposits. Our capital expenditure requirements are nominal, being limited to computer and office equipment, software, and office furniture. Therefore, in any given reporting period, the amount of cash consumed or generated will primarily be due to changes in working capital.

Historically, our capital requirements have been funded by notes payable and operating profits and we are dependent on cash on hand, cash-flow positive operations, and additional financing to service our existing obligations. If we fail to make loan payments when due, certain of our lenders have the option to declare any unpaid principal balances and all accrued interest thereon to be immediately due and payable. Should we incur significant losses from operations within a short period, we would be forced to cover such payments by reducing the balances in our trading accounts. Either of such events would have a detrimental effect on the Company.

We are taxed as a partnership for income tax purposes which means that we do not pay any income taxes. All of our income (or loss) for each year is allocated among holders of our common units who are then personally responsible for the tax liability associated with such income. Our Member Control Agreement requires us to make quarterly distributions of cash to these members based upon their respective ownership interests in the amount necessary to permit the member who is in the highest income tax bracket to pay all state and federal taxes on our net income allocated to such member.

The decision to make distributions other than tax distributions to holders of our common units is at the discretion of our Board of Governors and depends on various factors, including our results of operations, financial condition, capital requirements, contractual restrictions, outstanding indebtedness, investment opportunities, and other factors considered by the Board to be relevant. The indenture governing our Renewable Notes prohibits us from paying distributions to our members if there is an event of default with respect to the notes or if payment of the distribution would result in an event of default. The indenture also prohibits our Board from declaring or paying any distributions other than tax distributions if, in the reasonable determination of the Governors, the Company would have insufficient cash to meet anticipated redemption or repayment obligations.

We believe we have sufficient cash on hand, coupled with anticipated cash generated from operating activities and the anticipated proceeds from the Notes Offering to meet our cash requirements for at least the next twelve months.

The following table is presented as a measure of our liquidity and capital resources as of the dates indicated:

	At
	March 31, 2012		December 31, 2011		Increase (decrease)
Dollars in thousands	Amount	Percent of total assets	Amount	Percent of total assets	Amount	Percent
Liquidity
Cash	$1,088	6.1%	$971	5.2%	$117	12.0%
Trading accounts and deposits	14,362	81.2%	15,834	84.0%	(1,472)	-9.3%
Accounts receivable — trade	447	2.5%	614	3.3%	(167)	-27.2%

Total liquid assets	15,897	89.9%	17,419	92.5%	(1,522)	-8.7%
Total assets	$17,692	100.0%	$18,839	100.0%	(1,147)	-6.1%

Capital Resources
Notes payable
Demand or current	$4,143	23.4%	$6,402	34.0%	$(2,259)	-35.3%
Long term	2,915	16.5%	3,886	20.6%	(971)	-25.0%

Total debt	7,058	39.9%	10,288	54.6%	(3,231)	-31.4%
Redeemable preferred	2,745	15.5%	—	0.0%	2,745	na
Common	2,920	16.5%	3,063	16.3%	(143)	-4.7%

Total notes payable and members' equity	$12,723	71.9%	$13,351	70.9%	(629)	-4.7%

The table below summarizes our primary sources and uses of cash for the first quarters ended March 31, 2012 and 2011 as derived from the statements of cash flows included elsewhere in this Form 10-Q.

	For The Three Months Ended March 31,
Dollars in thousands	2012	2011	Amount	Percent
Net cash provided by (used in):
Operating activities	$1,266	$18,494	$(17,228)	-93.2%
Investing activities	(56)	(34)	(22)	64.7%
Financing activities	(1,082)	(15,168)	14,086	-92.9%

Net cash flow	128	3,292	(3,164)	-96.1%
Effect of exchange rate changes on cash	(11)	(92)	81	-88.4%
Cash:
Beginning of period	971	3,853	(2,882)	-74.8%

End of period	$1,088	$7,053	$(5,965)	-84.6%

At December 31, 2011, our debt totaled $10,288,000 compared to $7,058,000 as of March 31, 2012. During the quarter, we converted $2,745,000 of debt to redeemable preferred equity in a non-cash transaction. We also generated $1,266,000 in cash from operating activities, primarily from a reduction in trading account deposits of $1,583,000. We used $56,100 for investments in equipment and furniture and $1,082,000 for financing activities, including a $486,000 reduction in notes payable to the HTS Parties, a total of $202,000 in distributions to members, and a $100,000 payment for redemption of 1,540 of our common units. Of the total distribution amount, $91,500 was paid to the holder of our preferred units and $110,000 was paid to our common unit-holders.

During the first quarter of 2011, we generated $18,493,000 of cash from operations, made $34,000 of capital expenditures, and used $15,168,000 for financing activities. For the 2011 first quarter, cash from operations consisted of reductions in trading account deposits and trade accounts receivable totaling $24,888,000 partially offset by a $13,783,000 decrease in trade accounts payable, due largely to the reduced level of trading activity by our Canadian subsidiary. Our principal use of cash during the first quarter of 2011 was a $15,000,000 payment on the obligations owed to the HTS Parties.

Financing

On March 28, 2012, effective January 31, 2012, we sold certain financial rights, but not governance rights, to 496 new membership units, which we refer to as "preferred units", to John O. Hanson for a purchase price of $2,745,000, paid by conversion of certain notes payable to him. From the effective date to the redemption date, we shall pay Mr. Hanson or his designee a guaranteed payment or distribution of $45,750 per month. At any time prior to December 31, 2013, we may repurchase the units for $2,745,000. If we do not repurchase the units prior to such date, Mr. Hanson may require Timothy S. Krieger, our Chief Executive Officer, to repurchase them on such date. In addition, should we default on our obligations to Mr. Hanson, payment of all specified amounts has been personally guaranteed by Mr. Krieger.

In February 2012, we executed a $25,000,000 Futures Risk-Based Margin Finance Agreement (the "Margin Line" and the "Margin Agreement", respectively) with ABN AMRO. The Margin Agreement provides CEF with an uncommitted $25,000,000 revolving line of credit for which it pays a commitment fee of $35,000 per month. Loans under the Margin Agreement are secured by all balances in CEF's trading accounts with ABN AMRO, are payable on demand, and bear interest at an annual rate equal to 1.00% in excess of the Federal Funds Target Rate, or approximately 1.25%. Under the Margin Agreement, the Company is also subject to certain reporting, affirmative, and negative covenants, including maintenance of minimum account net liquidating equity as defined of $3,000,000, a maximum loan ratio as defined of 12.5:1, and minimum consolidated tangible net worth of 4% of the amount of the Margin Line or $1,000,000. As of March 31, 2012, there were no borrowings outstanding under the Margin Agreement and the Company was in compliance with all covenants.

On February 20, 2012, the HTS Note was amended pursuant to a ruling by the arbitrator to accommodate the Margin Agreement as follows:

•
CEF may not draw more than $7,000,000 until the Note is paid in full;
•
CEF must maintain not less than $3,000,000 in its ABN AMRO account;
•
The Company shall retain as capital all funds drawn under the Margin Agreement until the HTS Note is paid in full;

•
The Company shall not distribute to its members, directly or indirectly, any of the proceeds of the Margin Agreement;
•
The Company shall maintain a separate accounting with respect to the withdrawal and use of funds; and
•
The maturity date of the HTS Note was shortened by one year to October 1, 2013 and, consequently, the Company is required to make a balloon principal payment of $1,943,004 at maturity.

On May 10, 2012, our Form S-1 registration statement relating to our offer and sale of "Renewable Unsecured Subordinated Notes" (File No. 333-179460) was declared effective by the SEC, and our offering of notes commenced on May 15, 2012. The registration statement covers up to $50,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes. Through June 22, 2012, we sold a total of $307,000 in principal amount of notes, and have incurred offering-related expenses of $90,439 since the date of effectiveness, exclusive of any amortization of deferred financing costs.

Critical Accounting Policies and Estimates

Revenue Recognition and Commodity Derivative Instruments

Our revenues are derived from trading financial and physical energy contracts. These contracts are marked to fair value each period in the consolidated balance sheets and revenues are recorded based on realized and unrealized gains and losses on such contracts, net of costs. These transactions are shown as operating activities in the consolidated statements of cash flow.

Our trading activities also use derivatives such as financial and physical swaps, forward sales contracts, futures contracts, and options to generate revenues. The contracts with the exchanges on which we trade permit net settlement, including the right to offset cash collateral in the settlement process. Accordingly, we net cash collateral against the derivative position in the accompanying consolidated balance sheets. All realized and unrealized gains and losses on derivative instruments are recorded in revenues. Substantially all our revenues are generated by these trading activities.

Profits Interest Payments

Certain of our second-tier subsidiaries (SUM and CEF) have Class B members. Under the terms of the subsidiary's member control agreements, Class B members have no voting rights, are not required to contribute capital, and have no rights to distributions following termination of employment, but are entitled to a defined share of profits while employed. Since Class B members have no corporate governance rights or risk of capital loss (or gain), they do not own non-controlling equity interests and profits interests payments are recorded as compensation expense during the period earned and are classified as accrued compensation on the balance sheet.

For the quarters ended March 31, 2012 and 2011, we recorded $842,000 and $1,261,000, respectively, in salaries and wages and related taxes, representing the allocation of profits to Class B members. The amount of accrued profits interests included in accrued compensation at March 31, 2012 and 2011 was $826,000 and $1,261,000, respectively.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Recent Developments

Wholesale Electricity Trading

Although during the first quarter of 2012, we traded exclusively in financial transactions, in May, we decided to begin a modest trade in physical electricity again. We currently expect that the volume of physical transactions will not exceed 10% of our total trading volume for 2012.

Retail Energy Strategy

Management has identified an opportunity to diversify the Company's operations by entering into certain U.S. energy markets characterized by "retail choice". We believe this provides us with an opportunity to leverage our knowledge of wholesale energy markets to enter into an additional space within the energy business.

Both Federal and state authorities regulate the U.S. energy market. At the federal level, Congress has promoted the development of competitive wholesale markets regulated by FERC while state legislatures and public utility commissions have been responsible for regulation of retail prices and sales practices. Practically, this has led to the legal separation of the industries' production, interstate transmission, local distribution, and retail marketing functions.

Historically, in a "regulated market", a single company, normally referred to as a "utility", owns all or a major part of the infrastructure and is responsible for buying energy from generators or producers, marketing the commodity, and distributing it to homes or businesses. If there is an outage or other service need, one calls the utility, which is responsible for addressing the issue. However, if a consumer wants cheaper energy, there is no recourse since the utility typically offers only one price for a given retail service class such as "residential", "commercial", or "industrial". In contrast, in a "restructured" (sometimes referred to as a "deregulated") market, competing providers are allowed to sell energy directly to consumers. The appropriate utility is still responsible for resolving outages and the like, but if the consumer wants cheaper energy, they can shop around and buy from any retailer that does business in the state, hence "retail choice". Not every state has restructured. Some have only deregulated electricity, while others have only done the same for natural gas. Furthermore, some states have partial choice markets, which could mean that one group of customers has choice but another does not, or it may mean that choice is available, but only on a trial basis.

In general, there are two types of non-utility businesses participating in restructured retail energy markets in the U.S. today — brokers and suppliers — but each state licenses retailers in a different way. For example, not every state makes a broker/supplier distinction and some divide potential customers into "residential" and "non-residential" categories while others have "residential", "small commercial", "large commercial", "industrial", and "institutional"

classifications. Other states divide their markets based on historical utility service territories and license an entity to only provide services in particular areas.

Brokers, also known as aggregators, are licensed by one or more state public utilities commissions to negotiate supply agreements between retail customers and wholesale suppliers for electricity, natural gas, or both. Brokers collect commissions from the suppliers that win a particular piece of business. These suppliers are typically part of large integrated energy companies like Constellation, BP, TransCanada, Dominion, Integrys, ConEd, and the like and are generally investment grade. The brokers do not bill customers directly, never take title to the energy, and have no need to hedge demand — they work for the customer. Their major expense is signing up new customers. As a result, brokers have relatively limited margins but a very high quality cash flow and small balance sheets.

Suppliers, also known as retail energy providers (REPs), are also licensed by a state to deal with retail customers. They may or may not have generating resources; however, if they do not, they typically have up-stream supply arrangement which may include purchasing directly from a pool like PJM or NYISO or bilaterally from someone like BP or TransCanada. In contrast to the brokers, suppliers potentially have higher margins on the energy sold but require larger amounts of capital to acquire energy and carry receivables and payables for some period of time.

With respect to retail energy, the overall strategy of the Company will be to acquire a "critical mass" of relatively smaller but established businesses, profitably grow them, and then generate a "liquidity event" in the form of a spin-off and initial public offering of common stock or sale to a larger entity. To date, TCPH has provided seed capital for this effort and intends to provide significant financial support in the future in the form of additional investment and financial guarantees.

To date, the Company has identified 769 businesses licensed as either brokers or suppliers operating in one or more of the 16 jurisdictions with a restructured electricity market. Some are also licensed to conduct a natural gas business. Out of this list, the Company has focused on the 98 firms licensed in 4 to 7 states. To date, ten of these firms have provided us with preliminary business information and up to three years of historical financial data. Of these, an active discussion is on-going with one firm, and additional discussions are expected to commence with three or four more in the near future.

We intend to encourage sellers to accept payment of the acquisition price largely in the form of promissory notes and convertible preferred equity to be issued by a subsidiary or affiliate of TCPH.

To the extent possible given state legal requirements with respect to licensing, following closing, management intends to account for its acquisitions as divisions as opposed to subsidiaries. Furthermore, it is likely that only the accounting, finance, and banking areas will be centralized, with all other business functions remaining in the hands of the management teams of the acquired companies, given that virtually all of them have been established for a number of years.

As a first step in its retail energy strategy, TCP entered into an Asset Purchase Agreement on February 20, 2012 to purchase substantially all of the assets of a retail electricity business in Connecticut for approximately $160,000. We expect to close on this initial acquisition of retail electricity assets by the end of the second quarter of 2012.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as energy commodity prices, foreign currency exchange rates, interest rates, and other relevant market rates or price changes. In the ordinary course of business, we are exposed to market risk resulting from changes in energy commodity prices and foreign currency exchange rates, and we regularly evaluate our exposure to such changes. Our overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments.

Impact of Inflation and Changing Prices

Historically, our business has not been materially impacted by inflation.

Foreign Currency Fluctuation

Our revenues are denominated in U.S. and Canadian dollars. Therefore, we are directly affected by foreign exchange fluctuations on our current contracts. We do not believe that foreign exchange fluctuations will materially affect our results of operations.

Item 4 — Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

FERC Investigation

On October 12, 2011, FERC initiated a formal non-public investigation into TCE's power scheduling and trading activity in MISO for the period from January 1, 2010 through May 31, 2011. Depending on the investigation's outcome, we may be liable for legal fees, potential disgorgement of profits, and possible civil penalties. Since this investigation is in its nascent stages, we are unable to determine the likelihood of an unfavorable outcome or the amount or range of any potential loss, other than the expenditure of legal fees for defense. There is no assurance that FERC will not expand its investigation into other TCPH subsidiaries.

Former Employee Litigation

On February 1, 2011, the Company commenced a major reorganization of CAN. All personnel were terminated as of February 1, 2011 and several were rehired in the subsequent days. Three former employees commenced legal proceedings and brought three separate summary judgment applications seeking damages aggregating C$3,367,000 for wrongful dismissal and payment of outstanding performance bonuses. The Company has filed counterclaims aggregating C$3,096,000 against two of the former employees for losses suffered, inappropriate expenses, and related matters. Two of the three summary judgment applications were dismissed on January 12, 2012. All three matters have been appealed and are expected to be heard during the first week of July 2012.

As of March 31, 2012 and December 31, 2011, the Company had accrued C$1,548,570 and C$2,323,000, respectively for bonuses accrued and unpaid to the terminated employees. Management has re-evaluated and reduced accrued compensation in the first quarter of 2012 by C$775,027. During the first quarter of 2012, the Company was successful with respect to obtaining dismissal of two of the three initial summary judgment decisions and further strengthened its counterclaims such that management believes that the probability of a material loss with respect to two of the three employment matters is now remote.

Although it is management's opinion that the ultimate resolution of the litigation arising as a result of the reorganization of CAN will not have a material effect on the financial position, results of operations, or liquidity of the Company, it is possible that this assessment could change by an amount that could be material. Due to the uncertainty surrounding the outcome of the litigation, including certain counter-claims made by the Company against the former employees, the Company is presently unable to determine a range of reasonably possible outcomes beyond the amounts presently accrued.

In a related matter, one former employee sought and obtained an injunction to freeze certain bank accounts utilized by CAN to transact trades on NGX containing approximately C$1,814,000. Although the initial injunction was set aside, another former employee obtained an attachment order and the funds remained in trust. On April 2, 2012, the Company won its appeal of the attachment order and the funds in trust were released. The total returned was C$1,829,000.

Item 1A — Risk Factors

In embarking on the retail energy strategy, we may be unable to run the business profitably, recognize expected synergies, or achieve a liquidity event for such business.

In embarking on the retail energy strategy described under "Recent Developments," we will experience all the risks involved in entering into a new line of business, including the risks that we are unable to run the business profitably, that we will not be able to recognize expected synergies, and that we may not be able to achieve a liquidity event for such business. We do not have experience managing a retail electricity business. We will rely heavily, if not entirely, on acquiring existing businesses through which we will enter the market. Such acquisitions may take significant time and effort and distract management from focusing on the Company's current activities.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2012, effective January 31, 2012, we sold certain financial rights, but not governance rights, to 496 new membership units, which we refer to as "preferred units", to John O. Hanson, a third party, for a purchase price of $2,745,000, paid by conversion of certain notes payable to him. From the effective date to the redemption date, we shall pay Mr. Hanson or his designee the sum of $45,750 per month. At any time prior to December 31, 2013, we may repurchase the units for $2,745,000. If we do not repurchase the units prior to such date, Mr. Hanson may require Timothy S. Krieger, our Chief Executive Officer, to repurchase them on such date. In addition, should we default on our obligations to Mr. Hanson, payment of all specified amounts has been personally guaranteed by Mr. Krieger.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit Number	Description
10.1	First Amendment to Loan Documents between Patrick C. Sunseri and Twin Cities Power, LLC dated as of May 14, 2012
10.2	Agreement dated as of May 22, 2012 between Katmando Holdings Inc. and Twin Cities Power Holdings, LLC
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Labels Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TWIN CITIES POWER HOLDINGS, LLC
/s/ TIMOTHY S. KRIEGER
Dated: June 25, 2012	By:	Timothy S. Krieger Chief Executive Officer, President and Chairman of the Board (principal executive officer)
/s/ WILEY H. SHARP III
Dated: June 25, 2012	By:	Wiley H. Sharp III Vice President — Finance and Chief Financial Officer (principal accounting and financial officer)