Form 10-Q
period 2012-06-30
Twin Cities Power Holdings, LLC
filed 2012-08-14
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: None

Twin Cities Power Holdings, LLC

(Exact name of registrant as specified in its charter)

Minnesota	27-1658449
(State of organization)	(IRS Employer Identification Number)

16233 Kenyon Avenue, Suite 210

Lakeville, Minnesota 55044

(Address of principal executive offices, zip code)

(952) 241-3103

(Registrant’s telephone number, including area code)

not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Btu; therm; MMBtu

A “Btu” or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A “therm” is one hundred thousand Btu. A “MMBtu” is one million Btu.

C$	Canadian dollars
CAISO	California Independent System Operator
CAN	Twin Cities Power — Canada, Ltd., a subsidiary of TCE
CCL	Clearwaters Capital, LLC, an affiliate of Schachter
CEF	Cygnus Energy Futures, LLC, a subsidiary of CP
CFTC	Commodity Futures Trading Commission
CME	CME Group
Company	TCPH and its subsidiaries
CoV	Coefficient of variation, a simple measure of volatility useful for comparing two or more data series; equal to the standard deviation divided by the mean
CP	Cygnus Partners, LLC, a first-tier subsidiary of the Company
CP&U	Community Power & Utility, LLC
Degree-days; CDD; HDD

A “degree-day” compares outdoor temperatures to a standard of 65°F. Hot days require energy for cooling and are measured in cooling degree-days or “CDD” while cold days require energy for heating and are measured in heating degree-days or “HDD”. For example, a day with a mean temperature of 80°F would result in 15 CDD and a day with a mean temperature of 40°F would result in 25 HDD.

If heating degree-days are less than the average for an area for a period, the weather was “warmer than normal”; if they were greater, it was “colder than normal”. The converse is true for cooling degree-days - if CDD are less than the average for an area for a period, the weather was “colder than normal”; if they were greater, it was “warmer than normal”.

DOE	U.S. Department of Energy
EIA	Energy Information Administration, an independent agency within DOE
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission, an independent regulatory agency within DOE
Form S-1	The Company’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on May 10, 2012, with respect to the Company’s Notes Offering
GAAP	Generally accepted accounting principles in the United States
HTS	HTS Capital, LLC, an affiliate of Schachter
HTS Parties	Schachter, HTS, and CCL collectively

Abbreviation or acronym	Definition
ICE	Intercontinental Exchange®
IESO	Ontario Independent Electricity System Operator
ISO	Independent System Operator
ISO-NE	ISO New England
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

NGX	Natural Gas Exchange Inc.
NOAA	National Oceanic and Atmospheric Administration, an agency of the U.S. Department of Commerce
Notes Offering	The public offering by the Company of renewable unsecured subordinated notes, pursuant to the S-1
NYISO	New York Independent System Operator
OTC	Over-the-counter
PJM	PJM Interconnection
RTO	Regional Transmission Organization
Schachter	Robert O. Schachter, an individual
SEC	Securities and Exchange Commission
SUM	Summit Energy, LLC, a subsidiary of TCP
TCE	Twin Cities Energy, LLC, a first-tier subsidiary of the Company
TCP	Twin Cities Power, LLC, a first-tier subsidiary of the Company
TCPH	Twin Cities Power Holdings, LLC
TSE	Town Square Energy, an accounting division of TCP resulting from the acquisition of the business and assets of CP&U

Abbreviation or acronym	Definition
Watt (W); Watt-hour (Wh)

Although in everyday usage, the terms “energy” and “power” are essentially synonyms, scientists, engineers, and the energy business distinguish between them. Technically, energy is the ability to do work, or move a mass a particular distance by the application of force while power is the rate at which energy is generated or consumed. Energy is measured in joules and power is measured in watts. A watt is equal to one joule per second.

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

Statements in this report that are not statements of historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. Any statements that express, or involve discussions as to, future expectations, risks, beliefs, plans, objectives, assumptions, events, uncertainties, financial performance, or growth strategies, often, but not always, through the use of words or phrases such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “likely”, “will continue”, “could”, “may”, “potential”, “target”, “outlook”, or words of similar meaning are not statements of historical facts and may be forward-looking.

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

•                  In embarking on the retail energy strategy described under “Recent Developments,” we will experience all the risks involved in entering into a new line of business, including the risks that we are unable to run the business profitably, that we will not be able to recognize expected synergies, and that we may not be able to achieve a liquidity event for such business; and

•                  Any other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed under the heading “Risk Factors” beginning on page 10 of our Form S-1.

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

NON-GAAP FINANCIAL MEASURES

The Company’s communications may include certain non- GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance, financial position, or cash flows that excludes, or includes, amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with GAAP in the company’s financial statements.

Non-GAAP financial measures utilized by the Company include presentations of liquidity measures and debt-to-equity ratios. The Company’s management believes that these non-GAAP financial measures provide useful information to investors and enable investors and analysts to more accurately compare the Company’s ongoing financial performance over the periods presented.

PART I — FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

	2012	2011
	Unaudited
Assets
Current assets
Cash	$883,932	$971,081
Trading accounts and deposits	13,254,944	15,833,940
Accounts receivable - trade	1,137,189	614,151
Prepaid expenses and other assets	304,190	223,981
Deferred income tax benefit	408,252	526,486
Total current assets	15,988,507	18,169,639
Equipment and furniture, net	678,187	669,728
Other assets
Intangible assets	160,000	—
Deferred financing costs, net	393,817	—
Total assets	$17,220,511	$18,839,367
Liabilities and Members’ Equity
Current liabilities
Accounts payable - trade	$2,380,801	$878,275
Accrued expenses	2,633	8,584
Accrued compensation	2,778,161	3,980,551
Accrued interest	181,162	145,169
Accrued distributions	123,699	—
Income taxes payable	441,520	475,852
Notes payable, related parties	1,866,667	2,000,000
Notes payable	1,943,004	4,402,253
Renewable unsecured subordinated notes	118,000	—
Total current liabilities	9,835,647	11,890,684
Long-term debt
Notes payable	2,914,510	3,886,012
Renewable unsecured subordinated notes	257,000	—
Total liabilities	13,007,157	15,776,696
Commitments and contingencies
Redeemable preferred units	2,745,000	—
Members’ equity
Common equity	883,945	2,439,004
Accumulated other comprehensive income	584,409	623,667
Total members’ equity	1,468,354	3,062,671
Total liabilities and members’ equity	$17,220,511	$18,839,367

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Three Months and Six Months ended June 30, 2012 and 2011

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Trading revenue, net	$3,612,495	$17,673,391	$7,425,132	$30,336,991
Consulting fees	—	137,821	—	283,910
	3,612,495	17,811,212	7,425,132	30,620,901
Operating expenses
Salaries and wages and related taxes	2,687,748	7,880,007	4,709,430	13,842,789
Professional fees	612,165	482,396	1,237,214	985,388
Other general and administrative	645,653	937,688	1,068,243	2,060,122
Trading tools and subscriptions	271,562	354,681	508,740	764,791
	4,217,128	9,654,772	7,523,627	17,653,090
Operating income (loss)	(604,633)	8,156,440	(98,495)	12,967,811
Other income (expense)
Interest expense	(257,870)	(830,587)	(588,280)	(2,332,840)
Interest income	8,759	5,575	18,673	13,119
Loss on foreign currency exchange	(8,025)	(18,922)	(16,664)	(69,125)
	(257,136)	(843,934)	(586,271)	(2,388,846)
Income (loss) before income taxes	(861,769)	7,312,506	(684,766)	10,578,965
Provision for income taxes	50,500	36,163	87,782	334,000
Net income (loss)	(912,269)	7,276,343	(772,548)	10,244,965
Noncontrolling interest (preferred distributions of a subsidiary)	(137,250)	—	(228,750)	—
Net income (loss) attributable to Twin Cities Power Holdings, LLC	(1,049,519)	7,276,343	(1,001,298)	10,244,965
Other comprehensive income
Foreign currency translation adjustment	(58,270)	(13,549)	(39,258)	(37,134)
Comprehensive income (loss)	$(1,107,789)	$7,262,794	$(1,040,556)	$10,207,831

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flow

Six Months Ended June 30, 2012 and 2011

	2012	2011
	Unaudited	Unaudited
Cash flows from operating activities
Net income (loss)	$(772,548)	$10,244,965
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103,521	85,375
(Increase) decrease in:
Trading accounts and deposits	2,609,445	16,123,871
Accounts receivable - trade	(524,401)	13,658,790
Prepaid expenses and other assets	(79,060)	4,254,377
Increase (decrease) in:
Accounts payable - trade	1,583,082	(15,092,372)
Accrued expenses	(5,951)	371,728
Accrued compensation	(1,238,907)	3,625,142
Accrued interest	35,993	556,260
Net cash provided by operating activites	1,711,174	33,828,136
Cash flows from investing activities
Notes receivable, advances to related parties	—	(100,000)
Purchase of equipment and furniture	(111,658)	(18,019)
Purchase of intangible assets	(160,000)	—
Net cash used in investing activities	(271,658)	(118,019)
Cash flows from financing activities
Deferred financing costs	(393,990)	—
Proceeds from notes payable	—	400,000
Payments on notes payable	(819,084)	(19,000,000)
Proceeds from issuance of renewable unsecured subordinated notes	375,000	—
Distributions - preferred	(188,440)	—
Distributions - common	(370,372)	(3,610,936)
Redemption of common units	(100,000)	—
Net cash used in financing activities	(1,496,886)	(22,210,936)
Net increase (decrease) in cash	(57,370)	11,499,181
Effect of exchange rate changes on cash	(29,779)	(114,620)
Cash:
Beginning of period	971,081	3,853,588
End of period	$883,932	$15,238,149
Non-cash financing activity:
Redeemable preferred units issued in exchange for certain notes payable (see Note 1. Redeemable Preferred Units)	$2,745,000	$—
Accrued distributions - preferred	$40,310	$—
Accrued distributions - common	$83,389	$—
Supplemental disclosures of cash flow information:
Cash payments for interest	$551,020	$1,776,086
Cash payments for income taxes, net	$—	$965,069

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1.              Basis of Presentation, Description of Business, and Ownership

Basis of Presentation

Twin Cities Power Holdings, LLC (“TCPH” or the “Company”) has prepared the foregoing unaudited consolidated financial statements in accordance with GAAP and the requirements of the SEC with respect to interim reporting. As permitted under these rules, certain footnotes and other financial information required by GAAP for complete financial statements have been condensed or omitted. The interim consolidated financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results and include the accounts of TCPH and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

For additional information, please refer to our audited consolidated financial statements and the accompanying notes for the years ended December 31, 2011 and 2010 included in our registration statement on Form S-1 filed with the SEC in conjunction with our offering of up to $50,000,000 of our 3 and 6 month and 1, 2, 3, 4, 5, and 10 year Renewable Unsecured Subordinated Notes (the “Form S-1”, the “Notes Offering”, and the “Subordinated Notes”, respectively).

Business

The Company trades financial and physical contracts in wholesale electricity markets managed by ISOs or RTOs (collectively, the “ISOs”) including those managed by MISO, CAISO, ERCOT, PJM, ISO-NE, NYISO, and the IESO. The Company also trades electricity and other energy-related commodities and derivatives on exchanges operated by ICE, NGX, and CME.

U.S. ISOs are regulated by the FERC, a division of DOE. The CFTC regulates ICE, NGX and CME. Regardless of the market or contract type, non-rated participants such as the Company are typically required to place cash collateral with market operators in order to trade, with the specific amounts of such depending upon the rules and requirements of the particular market. See Note 2. Summary of Significant Accounting Policies - Trading Accounts and Deposits.

In general, the Company’s trading activities are characterized by the acquisition of electricity or other energy-related commodities at a given location and its delivery to another. Financial transactions settle in cash in an amount equal to the difference between the purchase and sale prices, while physical transactions are settled by the delivery of the commodity. ISO-traded financial contracts are also known as virtual trades, are outstanding overnight, and settle the next day. The Company also trades physical electricity between certain markets, buying in one market and selling in another. On ICE, NGX, and CME, from time to time, the Company may trade electricity, natural gas, and oil derivatives and hold an open interest in these contracts overnight or longer.

On June 29, 2012, TCP acquired certain assets and the business of Community Power & Utility LLC (“CP&U”), a retail energy business operating in Connecticut, for $160,000 in cash. The business of CP&U, renamed Town Square Energy (“TSE”), will be run as a division of TCP.

Ownership

As of June 30, 2012, the Company’s ownership was as follows:

	Common
Member	Units held	Percent of class
Timothy S. Krieger	4,435	89.42%
DBJ 2001 Holdings, LLC	525	10.58%
Total	4,960	100.00%

Redeemable Preferred Units

Effective January 31, 2012, TCP, a wholly-owned subsidiary of the Company, sold certain financial rights to 496 of its new issue units to John O. Hanson for a purchase price of $2,745,000, paid by conversion of certain notes payable to him. These redeemable preferred membership units (the “preferred units”) are cumulative and incorporate a defined return, are not convertible, and have no corporate governance rights. Holders of the common units control all corporate governance rights and own the residual financial interest.

From the effective date to the redemption date, TCP shall make a guaranteed payment or distribution of $45,750 per month to Mr. Hanson or his designee. At any time prior to December 31, 2013, TCP may repurchase the preferred units for the sum of $2,745,000. If TCP does not repurchase the preferred units prior to such date, Mr. Hanson may require Timothy S. Krieger, TCP’s Chief Executive Officer, to repurchase the preferred units on such date. Should TCP default on its obligations to Mr. Hanson, payment of all specified amounts has been personally guaranteed by Mr. Krieger.

Currently, the Company is in the process of negotiating the exchange of Mr. Hanson’s preferred units in TCP for preferred units issued by TCPH with identical financial rights and terms. Both parties are in agreement and the exchange is expected to be effective in the third quarter of 2012.

2.              Summary of Significant Accounting Policies

A description of our significant accounting policies is included in the Form S-1 and the interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our Form S-1.

Results for the six month period ended June 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.

Trading Accounts and Deposits

Cash held in trading accounts may be unavailable at times for immediate withdrawal depending upon trading activity. Cash needed to meet credit requirements and that was available for immediate withdrawal as of June 30, 2012 and December 31, 2011 was as follows:

	June 30,	December 31,
	2012	2011
Credit requirement	$2,807,854	$7,648,325
Available credit	10,447,090	8,185,615
Trading accounts and deposits	$13,254,944	$15,833,940

Revenue Recognition and Commodity Derivative Instruments

The Company’s revenues are derived from trading financial and physical energy contracts. These contracts are marked to fair value each period in the accompanying consolidated balance sheets and revenues are recorded based on realized and unrealized gains and losses on such contracts net of costs. These transactions are shown as operating activities in the consolidated statements of cash flow.

The Company’s trading activities also use derivatives such as financial and physical swaps, forward sales contracts, futures contracts, and options to generate trading revenues. The following table lists the gross fair values of the Company’s derivative assets and liabilities, none of which are designated as hedging instruments, as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Derivative Assets*
Energy commodity contracts	$23,136	$43,760
Energy commodity option contracts	—	—
Total derivative assets	23,136	43,760
Derivative Liabilities*
Energy commodity contracts	112,704	25,840
Total derivative liabilities	112,704	25,840
Derivative assets less liabilities	(89,568)	17,920
Cash in collateral and deposit accounts	13,344,512	15,816,020
Trading accounts and deposits, net	$13,254,944	$15,833,940

* Balance sheet location is trading accounts and deposits.

The Company’s contracts with the ISO’s, ICE, and NGX permit net settlement of contracts by the various exchanges, including the right to offset cash collateral in the settlement process. Accordingly, the Company nets cash collateral against the derivative position in the accompanying consolidated balance sheets. All realized and unrealized gains and losses on derivative instruments are recorded in revenues. Substantially all the Company’s revenues are generated by these trading activities.

Revenue for consulting services is recognized when the service is performed.

Deferred Financing Costs

Prior to the May 10, 2012 effective date of its Notes Offering, the Company incurred certain professional fees and filing costs associated with the offering totaling $393,990. The Company has capitalized these costs and will amortize them on a monthly basis over the weighted average term of the Subordinated Notes sold, exclusive of any expected renewals. Total amortization for the quarter ended June 30, 2012 was $173 and is included in other general and administrative expenses.

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

Foreign currency transactions resulted in losses of $8,025 and $18,922 for the three months ended and $16,664 and $69,125 for six months ended June 30, 2012 and 2011, respectively.

Profits Interests

Specific second-tier subsidiaries of the Company have Class B members. Under the terms of the subsidiary’s member control agreements, Class B members have no voting rights, are not required to contribute capital, and have no rights to distributions following termination of employment, but are entitled to a defined share of profits while employed. Since Class B members have no corporate governance rights or risk of capital loss (or gain), they do not own non-controlling equity interests and profits interests payments are recorded as compensation expense during the period earned and are classified as accrued compensation on the balance sheet.

During the quarters ended and six months ended June 30, 2012 and 2011, the Company included $656,626 and $4,835,916 and $1,499,000 and $6,097,000, respectively, in salaries and wages and related taxes, representing the allocation of profits interests to Class B members.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations (“ASC 805”), which requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition at fair value at the transaction date. In addition, transaction costs are expensed as incurred. See Note 6. Intangible Assets.

Income Taxes

Except for CAN, the Company’s subsidiaries are not taxable entities for federal income tax purposes. As such, the Company does not directly pay federal income tax. Taxable income or loss, which may vary substantially from the net income or net loss reported in our consolidated statement of comprehensive income, is includable in the federal income tax returns for each member. Holders of the Company’s preferred units are taxed based on the distributions received while holders of common units are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for federal or state income taxes has been made for those entities.

CAN files tax returns with the Canada Revenue Agency and the Alberta Finance and Enterprise, Tax and Revenue Administration.

In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. Based on evaluation of the Company’s tax positions, management believes all positions taken would be upheld under an examination. The Company’s federal and state tax returns are potentially open to examinations for the years 2007 through 2011 and Canadian tax returns are potentially open to examination for the years 2008 through 2011.

Recent Accounting Pronouncements

There have been no recently issued accounting standards or pronouncements that impact the Company’s consolidated financial statements other than those disclosed in the Form S-1.

3.             Financial Instruments

The Company holds various financial instruments. The nature of these instruments and the Company’s operations expose the Company to foreign currency risk, fair value risk, and credit risk.

A portion of the Company’s assets and liabilities are denominated in Canadian dollars (“C$”) and are subject to fluctuations in exchange rates. The Company does not have any exposure to any highly inflationary foreign currencies.

The fair values of the Company’s cash, accounts receivable, notes receivable, and accounts payable were considered to approximate their carrying values at June 30, 2012 and December 31, 2011 due to the immediate and short-term nature of the accounts. The fair value of related party notes payable may be different from their carrying values. No assessment of the fair value of these obligations has been completed and there is no readily available market price. However, management believes that the carrying values are a reasonable approximation of fair value at June 30, 2012 and December 31, 2011.

Management believes the carrying values of the Company’s notes payable, renewable unsecured subordinated notes, and redeemable preferred units reasonably approximate the fair value at June 30, 2012 and December 31, 2011 due to the relatively new age of these particular instruments.

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

There was one account with a receivable balance greater than 10% that aggregated 84% of total consolidated accounts receivable as of June 30, 2012. There were three individual accounts with a receivable balance greater than 10% that aggregated 100% of total consolidated accounts receivable as of December 31, 2011. The Company believes that any risk associated with these concentrations would be minimal, if any.

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

The following table presents the amounts of assets measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Total
June 30, 2012
Trading accounts and deposits	$13,254,944	$—	$—	$13,254,944

December 31, 2011
Trading accounts and deposits	$15,833,940	$—	$—	$15,833,940

6.              Intangible Assets

On June 29, 2012, TCP acquired the certain assets and business of Community Power & Utility LLC (“CP&U”), a retail energy supplier serving the residential and small commercial markets in Connecticut, for $160,000. The business has been re-named “Town Square Energy” and will be run as a division of TCP. Of the purchase price $85,000 was allocated to the acquisition of an existing contract with an industry-specific provider of transaction management, billing and CIS services, and $75,000 was allocated to customer relationships.

The fair value of the intangible assets was based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. The fair value of the contract was based on the replacement price and will be amortized over twenty-three months, its useful life, using the straight-line method. The customer relationships were valued using a variation of the income approach. Under this approach, the present value of expected future cash flows resulting from the relationships is used to determine the fair value which will be amortized over a three year period using the straight-line method.

7.              Debt

Notes payable by the Company are summarized as follows:

	June 30, 2012	December 31, 2011
Note payable to HTS (as defined below), dated October 1, 2011, quarterly payments of principal of $485,751 plus interest at 15% per annum until maturity on October 1, 2013 with a balloon principal payment of $1,943,004.	$4,857,514	$5,343,265

Note payable to John O. Hanson, a related party, dated April 8, 2011, accruing interest at 20%. The loan is payable on demand or on December 31, 2012.	200,000	200,000

Note payable to Patrick C. Sunseri, an employee and related party, dated July 16, 2009, monthly payments of $166,667 plus interest at 15% per annum until April 1, 2013. This note is secured by all cash, accounts receivable, and other assets of TCP and is personally guaranteed by one member of TCPH.	1,666,667	2,000,000

Loan agreements, third party, accruing interest at 20%. The loans were converted to preferred equity effective January 31, 2012. See Note 1. Redeemable Preferred Units.	—	2,745,000

Renewable Unsecured Subordinated Notes, see below.	375,000	—

	$7,099,181	$10,288,265

Notes payable by maturity are summarized as follows:

	June 30, 2012	December 31, 2011
2012 or on demand	$2,232,504	$6,402,253
2013 to June 30	1,695,167	—
Current maturities	3,927,671	6,402,253
2013 after June 30	2,914,510	3,886,012
2014	90,000	—
2015	27,000	—
2016	30,000	—
2017 & thereafter	110,000	—
Long term debt	3,171,510	3,886,012
Total	$7,099,181	$10,288,265

The Margin Agreement

In February 2012, the Company executed a Futures Risk-Based Margin Finance Agreement (“Margin Agreement”) with ABN AMRO. The Margin Agreement provides CEF with an uncommitted $25,000,000 revolving line of credit on which it pays a commitment fee of $35,000 per month. Any loans outstanding are payable on demand and bear interest at an annual rate equal to 1.00% in excess of the Federal Funds Target Rate, or approximately 1.25%. The Margin Line is secured by all balances in CEF’s trading accounts with ABN AMRO. Under the Margin Agreement, the Company is also subject to certain reporting, affirmative, and negative covenants, including certain financial tests.

As of June 30, 2012, there were no borrowings outstanding under the Margin Agreement and the Company was in compliance with all covenants.

Borrowings from HTS

Between 2006 and 2010, TCP borrowed a total of $30,800,000 from the HTS Parties. HTS was a member of the Company and a related party until March 23, 2011 when its membership interests were re-purchased by the Company.

In May 2010, the HTS Parties called the loans, the outstanding balance of which was $28,550,000 as of December 31, 2010. On March 11, 2011 the parties reached a Settlement Agreement that defined terms of repayment, as well as provided for a binding arbitration procedure to resolve other outstanding disputes. By July 1, 2011, the Company had repaid the entire principal balance outstanding, paid accrued interest of $1,640,958, and reduced the HTS Parties capital account balance by a payment of $1,000,000. All amounts owed to the HTS Parties as of September 30, 2011, including the HTS Parties’ remaining capital account balance, unpaid interest, and legal fees were converted into a new $5,829,017 note dated October 1, 2011 (the “HTS Note”).

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

However, on February 20, 2012, the HTS Note was amended to accommodate the Margin Agreement as follows:

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

•                  The Company shall maintain a separate accounting with respect to the withdrawal and use of funds; and

•                  The maturity date of the HTS Note was shortened by one year to October 1, 2013, and consequently, the Company shall make a balloon principal payment of $1,943,004 at maturity.

As of June 30, 2012 and December 31, 2011, the Company was in compliance with all covenants with respect to the HTS Note.

Related Party Indebtedness

The Company was in compliance with all terms and conditions of the note payable to John Hanson, a related party, as of June 30, 2012 and December 31, 2011.

On May 21, 2012, TCP and Patrick C. Sunseri entered into a First Amendment to the Loan Agreement, Secured Promissory Note, and Security Agreement dated July 16, 2009 (the “Sunseri Loan”). The Amendment changes the annual interest rate to the lower of 15% or the highest rate permitted by law, provides for the repayment of the Loan’s principal and interest over a twelve month period beginning May 1, 2012, adds TCPH as a corporate guarantor with respect to TCP’s obligations to Mr. Sunseri, and adds certain financial covenants and events of default.

At June 30, 2012 and December 31, 2011, the Company was not in compliance with all of the covenants on the Sunseri Loan and they were not enforced by the lender. Moreover, none of the technical defaults were waived as the Company did not seek waiver.

Renewable Unsecured Subordinated Notes

On May 10, 2012, the Company’s registration statement on Form S-1 with respect to its offering of up to $50,000,000 of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year Renewable Unsecured Subordinated Notes was declared effective by the SEC. As of June 30, 2012, the Company had $375,000 of its Subordinated Notes outstanding as follows:

Initial Term	Principal Amount	Weighted Average Interest Rate
3 months	$52,000	6.17%
6 months	9,000	7.00%
1 year	57,000	10.37%
2 years	90,000	12.07%
3 years	27,000	12.83%
4 years	30,000	13.65%
5 years	10,000	12.00%
10 years	100,000	13.60%
Total	$375,000	11.46%
Current maturities	$118,000	8.26%
Long term debt	257,000	12.93%
Total	$375,000	11.46%
Weighted average term	48.2 mos

The Company made interest payments of $136 on the Subordinated Notes during the first six months of 2012.

8.              Commitments and Contingencies

FERC Investigation

On October 12, 2011, FERC initiated a formal non-public investigation into TCE’s power scheduling and trading activity in MISO for the period from January 1, 2010 through May 31, 2011. Depending on the investigation’s outcome, the Company may be liable for legal fees, potential disgorgement of profits, and possible civil penalties. Since the investigation is in its nascent stages, the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of any potential loss, other than the expenditure of legal fees for defense, which are being expensed as incurred.

Former Employee Litigation

On February 1, 2011, the Company commenced a major reorganization of CAN. All personnel were terminated as of February 1, 2011 and several were rehired in the subsequent days. Three former employees commenced legal proceedings and brought three separate summary judgment applications seeking damages aggregating C$3,367,000 for wrongful dismissal and payment of outstanding performance bonuses. The Company has filed counterclaims aggregating C$3,096,000 against two of the former employees for losses suffered, inappropriate expenses, and related matters. Two of the three summary judgment applications were dismissed on January 12, 2012. All three matters have been appealed and were heard on July 4, 5, and 6, 2012.

On July 6, 2012, the Alberta Court of Queen’s Bench allowed the summary judgment application of one of three employees and awarded summary judgment for a portion of the claim amounting to C$1,376,726. The remainder of the allowed application was ordered to be assessed at a trial. Two of three summary judgment applications were dismissed.  The Company is in the process of appealing the allowed application to the Alberta Court of Appeal.

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

As of June 30, 2012 and December 31, 2011, the Company had accrued C$1,548,570 and C$2,323,000, respectively for bonuses accrued and unpaid to the terminated employees. Management has re-evaluated and reduced accrued compensation in the first quarter of 2012 by C$775,027. During the first quarter of 2012, the Company was successful with respect to obtaining dismissal of two of the three initial summary judgment decisions and further strengthened its counterclaims such that management believes that the probability of a material loss with respect to two of the three employment matters is now remote.

Although it is management’s opinion that the ultimate resolution of the litigation arising as a result of the reorganization of CAN will not have a material effect on the financial position, results of operations, or liquidity of the Company, it is possible that this assessment could change by an amount that could be material. Due to the uncertainty surrounding the outcome of the litigation, including certain counter-claims made by the Company against the former employees, the Company is presently unable to determine a range of reasonably possible outcomes beyond the amounts presently accrued.

PJM Resettlement

On May 11, 2012, the FERC issued an order denying rehearing motions in regards to PJM resettlement fees confirming its intent to reverse refunds it had granted to a number of market participants in a 2009 order. These refunds were related to transmission line loss refunds issued to the Company by PJM for prior periods.  On June 15, 2012 the Company filed a motion for stay pending appeal to FERC and the stay request was denied on July 3, 2012. The Company also filed a stay pending appeal with the U.S. Court of Appeals on June 27, 2012 and this request was also denied on July 6, 2012. Consequently, pursuant to the May 11, 2012 order, the Company was required to return $782,000 to PJM. This amount was included in accounts payable as of June 30, 2012 and was paid in full in July 2012.

On July 9, 2012, several parties filed a petition for review of the May 11, 2012 FERC order with the District of Columbia Circuit of the U.S. Court of Appeals. The due date for intervention in this proceeding is August 8, 2012 and certain affiliates of TCPH intend to file motions to intervene in this proceeding as they are not currently parties. If FERC’s order is overturned on appeal, some or all of the funds paid to PJM in July 2012 could be returned to the Company. Due to the uncertainty surrounding the outcome of the appeals process, the Company is presently unable to determine a reasonable estimate of the amount that could be returned; however, if the appeal is successful, the amount due to the Company could have a material effect on the financial statements.

Guarantees

TCPH has certain corporate guarantees with respect to its subsidiaries and their market participation. TCPH has parental guarantees with MISO and PJM of $2,000,000 for future obligations of its subsidiaries (TCP, SUM and CEF) in these markets. TCPH guarantees $5,000,000 of future obligations of TCE in the ERCOT market.

9.              Subsequent Events

From June 30 to August 8, 2012, the Company sold additional Subordinated Notes totaling $418,946 with a weighted average term of 24.6 months and bearing a weighted average interest rate of 10.26%.

The Company has evaluated subsequent events occurring through the date that the financial statements were issued.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our Form S-1, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading “Forward-Looking Statements” located on page 5 and the “Risk Factors” section beginning on page 10 of our Form S-1.

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

In general, the ISO markets such as PJM, MISO, NYISO, and ISO-NE offer transactions in both real-time and day-ahead “financial” and “physical” electricity, while “derivative” financial contracts such as swaps, options, and futures are traded on the exchanges. Our activities in these ISO markets are characterized by the acquisition of electricity at a given location or “node” and its delivery to another. Our financial transactions settle in cash in an amount equal to the difference between the purchase and sale prices, while our physical transactions are settled by the delivery of the electricity itself. Derivative contracts are available for virtually any term and always settle in cash; profit or loss is determined by price movements in the underlying commodity, whether it be electricity or other energy commodities such as natural gas or crude oil. Regardless of the market or contract type, market participants are typically required to place cash collateral with market operators in order to trade, with the specific amounts depending upon the rules and requirements of the particular market. In addition, trading physical energy requires more capital than financial trades since electricity must be purchased and paid for in a week or so, while the corresponding receivable may not be collected for as long as 60 days.

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

The table below presents a breakdown of our trading volume on FERC-regulated markets between physical and financial transactions for the periods indicated:

	Three Months Ended		Six Months Ended
Percentage of total trading	June 30,		June 30,
volume	2012	2011	2012	2011
Physical	0.1%	1.7%	0.1%	3.2%
Financial	99.9%	98.3%	99.9%	96.8%
Total	100%	100%	100%	100%

The following table shows our open contracts as of June 30, 2012:

Open Contracts as of June 30, 2012

Contract		Contract	Contract Dates			Number of	Fair Value
Type	Commodity	Hub	Start	End	Settlement	Lots	Asset	Liability
OTC Swap	Electricity	MISO Indiana Hub	Daily	Daily	Daily	5	$2,368	$4,424
OTC Swap	Electricity	PJM West Hub	Daily	Daily	Daily	28	13,840	45,880
OTC Swap	Electricity	PJM Norther Illinois Hub	Daily	Daily	Daily	6	—	62,400
OTC Swap	Electricity	MISO Indiana Hub-off peak	Daily	Daily	Daily	16	6,928	—
Totals							$23,136	$112,704

The following table shows our open contracts as of December 31, 2011:

Open Contracts as of December 31, 2011

Contract		Contract	Contract Dates			Number of	Fair Value
Type	Commodity	Hub	Start	End	Settlement	Lots	Asset	Liability
OTC Swap	Electricity	MISO Indiana Hub on peak	Daily	Daily	Daily	27	$30,712	$1,520
OTC Swap	Electricity	PJM West Hub	Daily	Daily	Daily	100	11,608	24,320
OTC Swap	Electricity	MISO Indiana Hub off peak	Daily	Daily	Daily	16	1,440	—
Totals							$43,760	$25,840

Results of Operations

Three Months Ended June 30, 2012 and 2011

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included elsewhere in this report:

	For The Three Months Ended June 30,
	2012		2011		Increase (decrease)
Dollars in thousands	Dollars	Percent	Dollars	Percent	Dollars	Percent

Revenue
Trading revenue, net	$3,612	100.0%	$17,673	99.2%	$(14,061)	-79.6%
Consulting fees	—	0.0%	138	0.8%	(138)	-100.0%

Net revenue	3,612	100.0%	17,811	100.0%	(14,199)	-79.7%

Operating expenses
Salaries, wages & related expenses	2,688	74.4%	7,880	44.2%	(5,192)	-65.9%
Professional fees	612	16.9%	482	2.7%	130	27.0%
Other general & administrative	646	17.9%	938	5.3%	(292)	-31.1%
Trading tools & subscriptions	271	7.5%	355	2.0%	(84)	-23.7%

Total operating expenses	4,217	116.7%	9,655	54.2%	(5,438)	-56.3%

Operating income (loss)	(605)	-16.7%	8,156	45.8%	(8,761)	-107.4%

Interest expense	(258)	-7.2%	(831)	-4.6%	573	-69.0%
Interest income	9	0.2%	6	0.0%	3	50.0%
Loss on foreign currency exchange	(8)	-0.2%	(19)	-0.1%	11	-57.9%

Other income (expense), net	(257)	-7.2%	(844)	-4.7%	587	-69.5%

Income (loss) before income taxes	(862)	-23.9%	7,312	41.1%	(8,174)	-111.8%
Provision for income taxes	51	1.4%	36	0.2%	15	41.7%

Net income (loss)	(913)	-25.3%	7,276	40.9%	(8,189)	-112.5%
Noncontrolling interest (preferred distributions of a subsidiary)	(137)	-3.8%	—	0.0%	(137)	na

Net income (loss) attributable to TCPH	(1,050)	-29.1%	7,276	40.9%	(8,326)	-114.4%
Foreign currency translation adjustment	(58)	-1.6%	(13)	-0.1%	(45)	356.4%

Comprehensive income (loss)	$(1,108)	-30.7%	$7,263	40.8%	(8,371)	-115.2%

Trading revenue, net: We record revenues based upon changes in the fair values of the contracts we trade, net of costs. The initial recognition of fair value and subsequent changes in fair value affect reported earnings in the period the change occurs. The fair values of instruments that remain open at a balance sheet date represent unrealized gains or losses.

On a wholesale level, electricity prices are highly correlated with natural gas, particularly in our key eastern markets, where it is the marginal fuel of choice for most generation. Energy market conditions during the second quarter of 2012, like the first, were characterized by mild weather which reduces demand and cheap and ample natural gas supplies which suppresses prices. While some volatility returned to the wholesale electricity market, during part of the quarter, if was insufficient to overcome the lack of volatility during most of the quarter and, consequently, our revenues were reduced. For example, according to the NOAA and EIA:

•                  U.S. total degree-days for the second quarter were 7% below last year and 2% below normal (1980-2009 average);

•                  For the quarter, weekly natural gas storage levels were 39% more than last year and 76% above the 5-year average;

•                  For the quarter, the Henry Hub natural gas spot price averaged $2.28/MMBtu, 48% below last year’s $4.36 and 42% below the 5 year average price of $3.90; and

•                  The average for the benchmark PJM West Peak price during the second quarter of 2012 was $46.75/MWh with a standard deviation of $16.21 for a CoV of 34.7%, compared to $56.03/MWh, $18.35, and 32.7% for the same period in 2011.

As a result of these factors, for the quarter ended June 30, 2012, net trading revenue decreased by $14,061,000 or 79.6% to $3,612,000 compared to $17,673,000 for the comparable period in 2011.

Salaries, wages, and related expenses: Salaries, wages, and related expenses such as employee benefits and payroll taxes consist primarily of base and incentive compensation paid to our administrative officers, energy traders, and other employees.

For the second quarter of 2012, salaries, wages, and related costs decreased by $5,192,000 or 65.9% to $2,688,000 compared to $7,880,000 for the second quarter of 2011; however, as a percentage of revenue, total salaries and wages increased to 74.4% of revenue for the 2012 period compared to 44.2% for 2011. Much of our personnel expense is directly related to the revenue we record, since trader compensation is tied to trading revenue. With respect to the increase in expense as a percentage of revenues, some trader bonus structures were revised in the first quarter 2012, resulting in higher payouts to those traders. Additionally, we increased our personnel from 33 full time equivalents at December 31, 2011 to 35 at June 30, 2012.

Professional fees: Professional fees consist of legal expenses, audit fees, tax compliance reporting service fees and other professional fees paid for outside consulting services.

For the second quarter of 2012, professional fees increased by $130,000 to $612,000 compared to $482,000 in the same period in 2011. The increase was due in part to $85,000 of fees incurred in 2012 related to our retail energy initiative. Legal and accounting fees in the 2012 quarter were also higher in connection with the preparation of our Notes Offering and SEC filings.

Other general and administrative: Other general and administrative expenses consist of rent, depreciation, travel and all other direct office support expenses.

For the second quarter of 2012, these costs decreased by approximately $292,000 to $646,000 compared to $938,000 for the same period in 2011. The decrease is primarily related to the discontinued operation of Vision Consulting, LLC and the reorganization of CAN.

Trading tools and subscriptions: Trading tools and subscriptions consist primarily of amounts paid for services that provide weather reports and forecasting, electrical load forecasting, congestion analysis and other factors relative to electricity production and consumption.

For the 2012 period, trading tools and subscriptions decreased by $84,000 or 23.7% to $271,000 compared to $355,000 for the second quarter of 2011. The Canadian restructuring in February 2011 was a major contributing factor to this decrease.

Other income (expense): Other expense, net of other income, decreased by $587,000 to $257,000 for the second quarter of 2012 compared to $844,000 for the same period in 2011. As the principal component of other expense, interest expense decreased by $573,000 to $258,000 for the second quarter of 2012 from $831,000 during the comparable period in 2011. The decrease was attributed primarily to a reduction of $3,189,000 in outstanding debt from $10,288,000 at December 31, 2011 compared to $7,099,000 at June 30, 2012, due principally to the conversion of $2,745,000 of debt to redeemable preferred units in the first quarter and a pay down, net of new issuances, of $444,000 during the six months. The Canadian to U.S. dollar exchange rate decreased from an average of $1.02 in 2011 to $1.0 in 2012.

Provision for taxes: The tax provision is directly related to foreign income taxes associated with CAN. The increase in taxes is attributed to an increase in taxable income for CAN.

Non-controlling interest (preferred distributions of a subsidiary): Effective January 31, 2012, TCP sold certain financial rights to 496 of its new issue units to John O. Hanson for a purchase price of $2,745,000, paid by conversion of certain notes payable to him. These preferred units incorporate a cumulative distribution of $45,750 per month, are not convertible, have no corporate governance rights, and are redeemable at any time prior to December 31, 2013 for an amount equal to the purchase price.

For the quarter ended June 30, 2012, preferred distributions totaled $137,250.

Six Months Ended June 30, 2012 and 2011

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included elsewhere in this report:

	For The Six Months Ended June 30,
	2012		2011		Increase (decrease)
Dollars in thousands	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Trading revenue, net	$7,425	100.0%	$30,337	99.1%	$(22,912)	-75.5%
Consulting fees	—	0.0%	284	0.9%	(284)	-100.0%

Net revenue	7,425	100.0%	30,621	100.0%	(23,196)	-75.8%

Operating expenses
Salaries, wages & related expenses	4,710	63.4%	13,843	45.2%	(9,133)	-66.0%
Professional fees	1,237	16.7%	985	3.2%	252	25.6%
Other general & administrative	1,068	14.4%	2,060	6.7%	(992)	-48.2%
Trading tools & subscriptions	509	6.8%	765	2.5%	(256)	-33.5%

Total operating expenses	7,524	101.3%	17,653	57.6%	(10,129)	-57.4%

Operating income (loss)	(99)	-1.3%	12,968	42.4%	(13,067)	-100.8%

Interest expense	(588)	-7.9%	(2,333)	-7.6%	1,745	-74.8%
Interest income	19	0.2%	13	0.0%	6	46.2%
Loss on foreign currency exchange	(17)	-0.2%	(69)	-0.2%	52	-75.4%

Other income (expense), net	(586)	-7.9%	(2,389)	-7.8%	1,803	-75.5%

Income (loss) before income taxes	(685)	-9.2%	10,579	34.6%	(11,264)	-106.5%
Provision for income taxes	88	1.2%	334	1.1%	(246)	-73.7%

Net income (loss)	(773)	-10.4%	10,245	33.5%	(11,018)	-107.5%
Noncontrolling interest (preferred distributions of a subsidiary)	(229)	-3.1%	—	0.0%	(229)	na

Net income (loss) attributable to TCPH	(1,002)	-13.5%	10,245	33.5%	(11,247)	-109.8%
Foreign currency translation adjustment	(39)	-0.5%	(37)	-0.1%	(2)	5.4%

Comprehensive income (loss)	$(1,041)	-14.0%	$10,208	33.4%	(11,249)	-110.2%

Trading revenue, net: On a wholesale level, electricity prices are highly correlated with natural gas, particularly in our key eastern markets, where it is the marginal fuel of choice for most generation. Energy market conditions during the first six months of 2012 were characterized by exceptionally mild weather, ample natural gas supplies, and prices near 10 year lows, a combination that reduced the level and volatility of wholesale electricity prices. Consequently, our revenues were reduced. Also, beginning February 1, 2011, we initiated a significant downsizing of CAN, cutting trader headcount from twelve to two. Consequently, we also cut our revenue base and financial risk. As a result of these factors, for the six months ended June 30, 2012, net revenue decreased by $22,912,000 or 75.5% to $7,425,000 compared to $30,337,000 for the comparable period in 2011.

Salaries, wages, and related expenses: For the first six months of 2012, salaries, wages, and related costs decreased by $9,133,000 or 66% to $4,710,000 compared to $13,843,000 for the first half of 2011; however, as a percentage of revenue, total salaries and wages increased to 63.4% of revenue for the 2012 period compared to 45.2% for 2011. Much of our personnel expense is directly related to the revenue we record, since trader compensation is tied to trading revenue; however, part of the overall dollar decrease resulted from a C$775,027 adjustment to accrued compensation. See Note 7. Commitments and Contingencies — Former Employee Litigation for additional information. With respect to the increase in expense as a percentage of revenues, some trader bonus structures were revised in the first quarter 2012, resulting in higher payouts to those traders. Additionally, we also increased our personnel from 32 full time equivalents as of June 30, 2011 period to 35 as of June 30, 2012.

Trading tools and subscriptions: For the 2012 period, trading tools and subscriptions decreased by $256,000 or 33.5% to $509,000 compared to $765,000 for the first six months of 2011. The Canadian restructuring in February 2011 was a major contributing factor to this decrease.

Professional fees: For the six months ended June 30, 2012, professional fees increased by $252,000 to $1,237,000 compared to $985,000 in the same period in 2011. The increase was due in part to $175,000 of fees incurred in 2012 related to our retail energy initiative. Legal and accounting fees in the 2012 quarter were also higher in connection with the preparation of our public debt offering and SEC filings. The Company continues to incur legal fees in connection with the Canadian former employee litigation.

Other general and administrative: For the first six months of 2012, these costs decreased by approximately $992,000 to $1,068,000 compared to $2,060,000 for the same period in 2011. On February 17, 2011, the Company was notified that FERC had commenced an investigation into certain of its trading practices, thus we reserved $500,000 for expected expenses. This investigation was subsequently withdrawn on November 23, 2011. The decrease is also related to the discontinued operation of Vision Consulting, LLC and the reorganization of CAN.

Other income (expense): Other expense, net of other income, decreased by $1,803,000 to $586,000 for the first six months of 2012 compared to $2,389,000 for the same period in 2011. As the principal component of other expense, interest expense decreased by $1,745,000 to $588,000 for the first six months of 2012 from $2,333,000 during the comparable period in 2011. The average outstanding balance for the six-months ended June 30, 2012 and 2011 was $22,495,000 and $7,136,000, respectively. The decrease in outstanding debt was the primary factor of the reduction in interest expense. The Canadian to U.S. dollar exchange rate decreased from an average of $1.02 in 2011 to $1.00 in 2012.

Provision for taxes: The tax provision is directly related to foreign income taxes associated with CAN. The decrease in taxes is attributed to a decrease in taxable income for CAN.

Non-controlling interest (preferred distributions of a subsidiary): For the six months ended June 30, 2012, preferred distributions totaled $228,750.

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

The decision to make distributions other than tax distributions to holders of our common units is at the discretion of our Board of Governors and depends on various factors, including our results of operations, financial condition, capital requirements, contractual restrictions, outstanding indebtedness, investment opportunities, and other factors considered by the Board to be relevant. The indenture governing our Subordinated Notes prohibits us from paying distributions to our members if there is an event of default with respect to the notes or if payment of the distribution would result in an event of default. The indenture also prohibits our Board from declaring or paying any distributions other than tax distributions if, in the reasonable determination of the Governors, the Company would have insufficient cash to meet anticipated redemption or repayment obligations.

We believe we have sufficient cash on hand, coupled with anticipated cash generated from operating activities and the anticipated proceeds from the Notes Offering to meet our cash requirements for at least the next twelve months.

The following table is presented as a measure of our liquidity and capital resources as of the dates indicated:

	At
	June 30, 2012		December 31, 2011
		Percent		Percent
		of total		of total	Increase (decrease)
Dollars in thousands	Dollars	assets	Dollars	assets	Dollars	Percent
Liquidity
Cash	$884	5.1%	$971	5.2%	$(87)	-9.0%
Trading accounts and deposits	13,255	77.0%	15,834	84.0%	(2,579)	-16.3%
Accounts receivable - trade	1,137	6.6%	614	3.3%	523	85.2%

Total liquid assets	15,276	88.7%	17,419	92.5%	(2,143)	-12.3%

Total assets	$17,221	100.0%	$18,839	100.0%	(1,618)	-8.6%

Capital Resources
Notes payable
Demand or current	3,928	22.8%	6,402	34.0%	(2,474)	-38.6%
Long term	3,171	18.4%	3,886	20.6%	(715)	-18.4%

Total notes payable	7,099	41.2%	10,288	54.6%	(3,189)	-31.0%

Redeemable preferred	2,745	15.9%	—	0.0%	2,745	na
Common	1,468	8.5%	3,063	16.3%	(1,595)	-52.1%

Total capitalization	$11,312	65.6%	$13,351	70.9%	(2,039)	-15.3%

The table below summarizes our primary sources and uses of cash for the first six months ended June 30, 2012 and 2011 as derived from the statements of cash flows included elsewhere in this Form 10-Q.

	For The Six Months Ended June 30,
Dollars in thousands	2012	2011	Dollars	Percent
Net cash provided by (used in):
Operating activities	$1,711	$33,828	$(32,117)	-94.9%
Investing activities	(272)	(118)	(154)	130.5%
Financing activities	(1,497)	(22,211)	20,714	-93.3%

Net cash flow	(58)	11,499	(11,557)	-100.5%

Effect of exchange rate changes on cash	(29)	(115)	86	-74.8%

Cash:
Beginning of period	971	3,854	(2,883)	-74.8%

End of period	$884	$15,238	$(14,354)	-94.2%

At December 31, 2011, our debt totaled $10,288,000 compared to $7,099,000 as of June 30, 2012. During the six months ended June 30, 2012, we converted $2,745,000 of debt to redeemable preferred equity in a non-cash transaction. We also generated $1,711,000 in net cash flow from operating activities, primarily from a reduction in trading account deposits of $2,609,000. We used $272,000 for investments in equipment and furniture, and to acquire the business and certain assets of CP&U. We used $1,497,000 for financing activities, including a $444,000 net reduction in notes payable, a total of $559,000 in distributions to members, and a $100,000 payment for redemption of 1,540 of our common units. Of the total distribution amount, $188,000 was paid to the holder of our preferred units and $371,000 was paid to our common unit-holders.

During the first six months of 2011, we generated $33,828,000 of cash from operations, made $118,000 of capital expenditures, and used $22,211,000 for financing activities. For the six months ended June 30, 2011, cash from operations consisted of reductions in trading account deposits and trade accounts receivable totaling $29,783,000 partially offset by a $15,092,000 decrease in trade accounts payable, due largely to the reduced level of trading activity by our Canadian subsidiary. Our principal use of cash during the first six months of 2011 was $19,000,000 in payments on the obligations owed to the HTS Parties.

Financing

Effective January 31, 2012, we sold certain financial rights, but not governance rights, to 496 new membership units, which we refer to as “preferred units”, to John O. Hanson for a purchase price of $2,745,000, paid by conversion of certain notes payable to him. From the effective date to the redemption date, we shall pay Mr. Hanson or his designee a guaranteed payment or distribution of $45,750 per month. At any time prior to December 31, 2013, we may repurchase the units for $2,745,000. If we do not repurchase the units prior to such date, Mr. Hanson may require Timothy S. Krieger, our Chief Executive Officer, to repurchase them on such date. In addition, should we default on our obligations to Mr. Hanson, payment of all specified amounts has been personally guaranteed by Mr. Krieger.

In February 2012, we executed a $25,000,000 Futures Risk-Based Margin Finance Agreement (the “Margin Line” and the “Margin Agreement”, respectively) with ABN AMRO. The Margin Agreement provides CEF with an uncommitted $25,000,000 revolving line of credit for which it pays a commitment fee of $35,000 per month. Loans under the Margin Agreement are secured by all balances in CEF’s trading accounts with ABN AMRO, are payable on demand, and bear interest at an annual rate equal to 1.00% in excess of the Federal Funds Target Rate, or approximately 1.25%. Under the Margin Agreement, the Company is also subject to certain reporting, affirmative, and negative covenants, including maintenance of minimum account net liquidating equity as defined of $3,000,000, a maximum loan ratio as defined of 12.5:1, and minimum consolidated tangible net worth of 4% of the amount of the Margin Line or $1,000,000. As of June 30, 2012, there were no borrowings outstanding under the Margin Agreement and the Company was in compliance with all covenants.

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

On May 10, 2012, our Form S-1 registration statement relating to our offer and sale of “Renewable Unsecured Subordinated Notes” (File No. 333-179460) was declared effective by the SEC, and our offering of notes commenced on May 15, 2012. The registration statement covers up to $50,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes. Through August 8, 2012, we have sold a total of $794,000 in principal amount of notes. In the three months ended June 30, 2012 the Company incurred $233,000 of offering-related expenses, such as marketing and printing expense, various professional fees-including additional legal and accounting, filing fees, and trustee fees. These are expensed as incurred and included in professional fees.

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

Profits Interest Payments

Certain of our second-tier subsidiaries (SUM and CEF) have Class B members. Under the terms of the subsidiary’s member control agreements, Class B members have no voting rights, are not required to contribute capital, and have no rights to distributions following termination of employment, but are entitled to a defined share of profits while employed. Since Class B members have no corporate governance rights or risk of capital loss (or gain), they do not own non-controlling equity interests and profits interests payments are recorded as compensation expense during the period earned and are classified as accrued compensation on the balance sheet.

For the six months ended June 30, 2012 and 2011, we recorded $1,499,000 and $6,097,000, respectively, in salaries and wages and related taxes, representing the allocation of profits to Class B members. The amount of accrued profits interests included in accrued compensation at June 30, 2012 and 2011 was $656,627 and $4,673,181, respectively.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Recent Developments

Management has identified an opportunity to diversify the Company’s operations by entering into certain U.S. energy markets characterized by “retail choice”. We believe this provides us with an opportunity to leverage our knowledge of wholesale energy markets to enter into an additional space within the energy business.

On June 29, 2012, TCP acquired the business and assets of CP&U, a retail energy business licensed by, and operating in, Connecticut, for $160,000 in cash. The business has been re-named “Town Square Energy” and will be run as a division of TCP.

On June 29, 2012, the Company made an offer to acquire the business and assets of a retail energy broker serving large not-for-profit accounts in all jurisdictions with restructured electricity and natural gas markets.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

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

Item 4 - Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings

FERC Investigation

On October 12, 2011, FERC initiated a formal non-public investigation into TCE’s power scheduling and trading activity in MISO for the period from January 1, 2010 through May 31, 2011. Depending on the investigation’s outcome, we may be liable for legal fees, potential disgorgement of profits, and possible civil penalties. Since this investigation is in its nascent stages, we are unable to determine the likelihood of an unfavorable outcome or the amount or range of any potential loss, other than the expenditure of legal fees for defense. There is no assurance that FERC will not expand its investigation into other TCPH subsidiaries.

Former Employee Litigation

On February 1, 2011, the Company commenced a major reorganization of CAN. All personnel were terminated as of February 1, 2011 and several were rehired in the subsequent days. Three former employees commenced legal proceedings and brought three separate summary judgment applications seeking damages aggregating C$3,367,000 for wrongful dismissal and payment of outstanding performance bonuses. The Company has filed counterclaims aggregating C$3,096,000 against two of the former employees for losses suffered, inappropriate expenses, and related matters. Two of the three summary judgment applications were dismissed on January 12, 2012. All three matters have been appealed and were heard on July 4, 5, and 6, 2012.

On July 6, 2012, the Alberta Court of Queen’s Bench allowed the summary judgment application of one of three employees and awarded summary judgment for a portion of the claim amounting to C$1,376,726. The remainder of the allowed application was ordered to be assessed at a trial. Two of three summary judgment applications were dismissed.  The Company is in the process of appealing the allowed application to the Alberta Court of Appeal.

As of June 30, 2012 and December 31, 2011, the Company had accrued C$1,548,570 and C$2,323,000, respectively for bonuses accrued and unpaid to the terminated employees. Management has re-evaluated and reduced accrued compensation in the first quarter of 2012 by C$775,027. During the first quarter of 2012, the Company was successful with respect to obtaining dismissal of two of the three initial summary judgment decisions and further strengthened its counterclaims such that management believes that the probability of a material loss with respect to two of the three employment matters is now remote.

Although it is management’s opinion that the ultimate resolution of the litigation arising as a result of the reorganization of CAN will not have a material effect on the financial position, results of operations, or liquidity of the Company, it is possible that this assessment could change by an amount that could be material. Due to the uncertainty surrounding the outcome of the litigation, including certain counter-claims made by the Company against the former employees, the Company is presently unable to determine a range of reasonably possible outcomes beyond the amounts presently accrued.

Item 1A - Risk Factors

In embarking on the retail energy strategy, we may be unable to run the business profitably, recognize expected synergies, or achieve a liquidity event for such business.

In embarking on the retail energy strategy described under “Current Developments,” we will experience all the risks involved in entering into a new line of business, including the risks that we are unable to run the business profitably, that we will not be able to recognize expected synergies, and that we may not be able to achieve a liquidity event for such business. We do not have experience managing a retail electricity business. We will rely heavily, if not entirely, on acquiring existing businesses through which we will enter the market. Such acquisitions may take significant time and effort and distract management from focusing on the Company’s current activities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Effective January 31, 2012, we sold certain financial rights, but not governance rights, to 496 new membership units, which we refer to as “preferred units”, to John O. Hanson, a third party, for a purchase price of $2,745,000, paid by conversion of certain notes payable to him. From the effective date to the redemption date, we shall pay Mr. Hanson or his designee the sum of $45,750 per month. At any time prior to December 31, 2013, we may repurchase the units for $2,745,000. If we do not repurchase the units prior to such date, Mr. Hanson may require Timothy S. Krieger, our Chief Executive Officer, to repurchase them on such date. In addition, should we default on our obligations to Mr. Hanson, payment of all specified amounts has been personally guaranteed by Mr. Krieger.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TWIN CITIES POWER HOLDINGS, LLC

/s/ Timothy S. Krieger
Dated: August 14, 2012	By:	Timothy S. Krieger
Chief Executive Officer, President and Chairman of the Board (principal executive officer)

/s/ Wiley H. Sharp III
Dated: August 14, 2012	By:	Wiley H. Sharp III
Vice President — Finance and Chief Financial Officer (principal accounting and financial officer)