Form 10-Q
period 2013-03-31
Twin Cities Power Holdings, LLC
filed 2013-05-15
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

TABLE OF CONTENTS

Definitions	3
Forward Looking Statements	6
Non-GAAP Financial Measures	7
Part I – Financial Information	8
Item 1 - Financial Statements (Unaudited)	8
Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	8
Consolidated Statements of Comprehensive Income Three Months ended March 31, 2013 and 2012	9
Consolidated Statements of Cash Flows Three Months Ended March 31, 2013 and 2012	10
Notes to Consolidated Financial Statements	12
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Industry Background	29
Company Overview	33
Liquidity, Capital Resources, and Cash Flow	42
Financing	44
Non-GAAP Financial Measures	45
Critical Accounting Policies and Estimates	45
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	46
Item 4 - Controls and Procedures	46
Part II – Other Information	47
Item 1 - Legal Proceedings	47
Item 1A - Risk Factors	47
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3 - Defaults Upon Senior Securities	47
Item 4 - Mine Safety Disclosures	47
Item 5 - Other Information	47
Item 6 - Exhibits	48
Signatures	49

Definitions

Abbreviation or acronym	Definition
ABN AMRO	ABN AMRO Clearing Chicago, LLC and ABN AMRO Clearing Bank, N.V.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BLS	Bureau of Labor Statistics, an agency within the U.S. Department of Labor
Btu; therm; MMBtu	A “Btu” or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A “therm” is one hundred thousand Btu. A “MMBtu” is one million Btu.
C$	Canadian dollars
CAN	Twin Cities Power – Canada, Ltd., a wholly-owned subsidiary of TCE and a second-tier subsidiary of the Company, which has ceased operations
CCL	Clearwaters Capital, LLC, an affiliate of Schachter
CEF	Cygnus Energy Futures, LLC, a wholly-owned subsidiary of CP and a second-tier subsidiary of the Company
CFTC	Commodity Futures Trading Commission
CLP	Connecticut Light & Power Company, an EDC in Connecticut
CME	CME Group
Company	TCPH and its subsidiaries
CoV	Abbreviates the coefficient of variation, a simple measure of volatility useful for comparing two or more data series; equal to the standard deviation divided by the mean
CP	Cygnus Partners, LLC, a first-tier subsidiary of the Company
CP&U	Community Power & Utility, LLC
CSE	Comparison shopping engine, a web site that compares prices for specific products. While most comparison shopping engines do not offer the products or services themselves, some may earn commissions when users follow the links in the search results and make a purchase from an online vendor
CTG	Chesapeake Trading Group, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of the Company
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

DOE	U.S. Department of Energy

Abbreviation or acronym	Definition
EDC	Electric distribution company
EIA	Energy Information Administration, an independent agency within DOE
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission, an independent regulatory agency within DOE
Form S-1	The Company’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on May 10, 2012, with respect to the Company’s Notes Offering
GAAP	Generally accepted accounting principles in the United States
HTS	HTS Capital, LLC, an affiliate of Schachter
HTS Parties	Schachter, HTS, and CCL collectively
ICE	Intercontinental Exchange®
ISO	Independent System Operator
ISO-NE	ISO New England
kW; kWh	Kilowatt or kilowatt-hour; one thousand watts or watt-hours. Kilowatt-hours are typically used to measure residential energy consumption and retail prices. One kWh is equal to 3,412 Btu, but fuel with a heat content of 7,000 to 11,500 Btu must be consumed to generate and deliver one kWh of electricity.
MISO	Midwest Independent System Operator
MCF	One thousand cubic feet, a common unit of price measure for natural gas. In 2010, one MCF of natural gas had a heat content of 1,025 Btu.
MW; MWh	Megawatt or megawatt-hour; one million watts or watt-hours or one thousand kilowatts or kilowatt-hours. Megawatts are typically used to measure electrical generation capacity and megawatt-hours are the pricing units used in the wholesale electricity market.
NGX	Natural Gas Exchange Inc.
NOAA	National Oceanic and Atmospheric Administration, an agency of the U.S. Department of Commerce
Notes	The Company’s Renewable Unsecured Subordinated Notes issued pursuant to its ongoing Notes Offering
Notes Offering	The direct public offering the Company’s Notes pursuant to a registration statement on Form S-1 declared effective by the SEC on May 10, 2012
NYISO	New York Independent System Operator
OTC	Over-the-counter
PJM	PJM Interconnection
POR and non-POR	All states with restructured retail markets have implemented laws and regulations with respect to permitted billing, credit, and collections practices. Some of these states require an EDC billing customers in their service territory on behalf of suppliers operating there to purchase the receivables generated as a result of energy sales, generally at a modest discount to reflect bad debt experience. These states are known as “purchase of receivables” or “POR” jurisdictions while those without this provision are known as “non-POR” areas.

Abbreviation or acronym	Definition
PURPA	Public Utilities Regulatory Policy Act of 1978
RTO	Regional Transmission Organization
Schachter	Robert O. Schachter, an individual
SEC	U.S. Securities and Exchange Commission
SUM	Summit Energy, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of the Company
TCE	Twin Cities Energy, LLC, a first-tier subsidiary of the Company
TCP	Twin Cities Power, LLC, a first-tier subsidiary of the Company
TCPH	Twin Cities Power Holdings, LLC, the Company
TSE	Town Square Energy, a division of TCP resulting from the acquisition of the business and assets of CP&U. In March 2013, TCP began the process of reorganizing TSE as a wholly-owned, first-tier subsidiary of the Company
UI	The United Illuminating Company, an EDC in Connecticut
Watt (W); Watt-hour (Wh)	Although in everyday usage, the terms “energy” and “power” are essentially synonyms, scientists, engineers, and the energy business distinguish between them. Technically, energy is the ability to do work, or move a mass a particular distance by the application of force while power is the rate at which energy is generated or consumed. Energy is measured in joules and power is measured in watts. A watt is equal to one joule per second. In the case of electricity, power is also equal to voltage or the difference in charge between two points multiplied by amperage or the current or rate of electrical flow. The energy supplied or consumed by a circuit is measured in watt-hours. For example, when a light bulb with a power rating of 100W is turned on for one hour, the energy used is 100 watt-hours. This same amount of energy would light a 40-watt bulb for 25 hours or a 50-watt bulb for 20 hours. Multiples and sub-multiples of watts and watt-hours are measured using International Systems of Units (“SI”) conventions as follows:

Common Multiples for Watts and Watt-hours
Multiple	Symbols	Names
one thousand (1,000)	kW or kWh	kilowatt or kilowatt-hour
one million (1,000,000)	MW or MWh	megawatt or megawatt-hour
one billion (1,000,000,000)	GW or GWh	gigawatt or gigawatt-hour
one trillion (1,000,000,000,000)	TW or TWh	terawatt or terawatt-hour

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

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed under the heading “Item 1A – Risk Factors” of our Form 10-K for 2012 (the “2012 Form 10-K”), the “Risk Factors” section beginning on page 10 of our Form S-1, and any assumptions and other factors referred to specifically in connection with such forward-looking statements that could cause our actual results to differ materially from those indicated in the forward-looking statements.

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

Part I – Financial Information

Item 1 - Financial Statements (Unaudited)

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
	Unaudited
Assets

Current assets
Cash	$1,010,418	$771,852
Trading accounts and deposits	13,439,937	12,025,023
Accounts receivable - trade	1,112,841	2,191,267
Prepaid expenses and other assets	339,190	189,808
Total current assets	15,902,386	15,177,950

Equipment and furniture, net	550,406	571,232

Other assets
Intangible assets, net	545,489	125,326
Deferred financing costs, net	383,323	388,979
Total assets	$17,381,604	$16,263,487

Liabilities and Members' Equity

Current liabilities
Accounts payable - trade	$1,433,748	$1,469,301
Accrued expenses	174,136	70,378
Accrued compensation	2,380,154	1,984,388
Accrued interest	235,479	44,472
Accrued distributions	16,899	15,867
Notes payable, related parties	366,667	866,665
Notes payable	3,400,257	3,400,262
Renewable unsecured subordinated notes	1,182,000	738,693
Obligations under non-competition agreement	250,000	–
Total current liabilities	9,439,340	8,590,026

Long-term debt & other liabilities
Renewable unsecured subordinated notes	1,855,689	1,274,445
Obligations under non-competition agreement	187,500	–
Total liabilities	11,482,529	9,864,471

Commitments and contingencies

Redeemable preferred units	2,745,000	2,745,000

Members' equity
Common equity	2,602,777	3,196,737
Accumulated other comprehensive income	551,298	457,279
Total members' equity	3,154,075	3,654,016
Total liabilities and members' equity	$17,381,604	$16,263,487

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months ended March 31, 2013 and 2012

	Three Months
	Ended March 31,
	2013	2012
	Unaudited	Unaudited
Revenue
Wholesale trading revenue, net	$6,797,068	$3,812,637
Retail electricity revenue	1,437,329	–
	8,234,397	3,812,637

Costs and expenses
Cost of retail electricity sold	1,684,382	–
Retail sales and marketing	388	–
Compensation and benefits	3,600,612	2,100,761
Professional fees	927,188	625,049
Other general and administrative	632,052	343,511
Trading tools and subscriptions	222,620	202,178
	7,067,242	3,271,499

Operating income	1,167,155	541,138

Other income (expense)
Interest expense	(348,821)	(365,410)
Interest income	7,533	9,914
Gain (loss) on foreign currency exchange	246	(8,639)
	(341,042)	(364,135)

Income before income taxes	826,113	177,003
Income tax provision	–	37,282

Net income	826,113	139,721
Preferred distributions	(137,250)	(91,500)
Net income attributable to common	688,863	48,221

Other comprehensive income (loss)
Foreign currency translation adjustment	(37,074)	19,012
Change in fair value of cash flow hedges	131,093	–
Comprehensive income	$782,882	$67,233

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

	Three Months
	Ended March 31,
	2013	2012
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$826,113	$139,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,193	51,600
(Increase) decrease in:
Trading accounts and deposits	(1,283,821)	1,582,767
Accounts receivable - trade	1,078,427	167,734
Prepaid expenses and other assets	(149,382)	(60,463)
Increase (decrease) in:
Accounts payable - trade	(35,555)	505,214
Accrued expenses	103,758	(5,968)
Accrued compensation	395,766	(1,002,427)
Accrued interest	191,007	(145,169)
Net cash provided by operating activities	1,260,506	1,233,009

Cash flows from investing activities
Purchase of equipment and furniture	(27,874)	(56,100)
Payments on obligations under non-competition agreement	(62,500)	–
Net cash used in investing activities	(90,374)	(56,100)

Cash flows from financing activities
Deferred financing costs	–	(295,133)
Payments on notes payable	(500,000)	(485,751)
Issuance of renewable unsecured subordinated notes	1,106,548	–
Redemption of renewable unsecured subordinated notes	(82,000)	–
Preferred distributions	(136,218)	(58,386)
Common distributions	(1,282,823)	(110,000)
Redemption of common units	–	(100,000)
Net cash used in financing activities	(894,493)	(1,049,270)

Net increase in cash	275,639	127,639
Effect of exchange rate changes on cash	(37,073)	(10,673)

Cash:
Beginning of period	771,852	971,081
End of period	$1,010,418	$1,088,047

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2013 and 2012

	Three Months
	Ended March 31,
	2013	2012
	Unaudited	Unaudited
Non-cash investing and financing activities:

Effective portion of cash flow hedge	$49,061	$–
Obligations under non-competition agreement	$500,000	$–
Redeemable preferred units issued in exchange for certain notes payable	$–	$2,745,000
Accrued distributions - preferred	$1,032	$33,114
Accrued distributions - common	$15,867	$–

Supplemental disclosures of cash flow information:
Cash payments for interest	$157,814	$475,892

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

For additional information, please refer to our audited consolidated financial statements and the accompanying notes for the years ended December 31, 2012 and 2011 included in our 2012 Form 10-K.

Businesses

Twin Cities Power Holdings, LLC (“TCPH” or the “Company”) is a Minnesota Limited Liability Company formed on December 30, 2009, but had no assets or operations prior to December 31, 2011. The Company, through its subsidiaries, has market-based rate authority granted by the Federal Energy Regulatory Commission, an independent regulatory agency within the U.S. Department of Energy (“FERC” and “DOE”, respectively), is authorized by DOE to export electricity to Canada, is licensed by the states of Connecticut, Massachusetts, and Rhode Island as an electric supplier to retail customers (operations have yet to begin in Massachusetts and Rhode Island), and has a retail electric supplier license application pending in New Hampshire. Consequently, the Company has two business segments used to measure its activity – wholesale trading and retail energy services.

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

Retail Energy Services

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

2.	Summary of Significant Accounting Policies

A description of our significant accounting policies is included in the 2012 Form 10-K and our interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in that report.

Results for the three month period ended March 31, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013.

Trading Accounts and Deposits

Cash held in trading accounts may be unavailable at times for immediate withdrawal depending upon trading activity. Cash needed to meet credit requirements and that was available for immediate withdrawal as of March 31, 2013 and December 31, 2012 was as follows:

	March 31,	December 31,
	2013	2012
Credit requirement	$4,365,005	$3,445,912
Available credit	9,074,932	8,579,111
Trading accounts and deposits	$13,439,937	$12,025,023

Revenue Recognition

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

The Company’s agreements with the ISO’s, ICE, and NGX permit net settlement of contracts, including the right to offset cash collateral in the settlement process. Accordingly, the Company nets cash collateral against the derivative position in the accompanying consolidated balance sheets. All realized and unrealized gains and losses on derivative instruments held for trading purposes are recorded in revenues. Substantially all the Company’s wholesale revenues are generated by these trading activities.

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

In our wholesale operations, we use derivative contracts for trading purposes, seeking to profit from perceived opportunities driven by expected changes in market prices. In our retail business, the Company is exposed to volatility in the cost of energy acquired for sale to customers, and as a result, we may use derivatives to hedge or reduce this variability, since changes in the price of certain derivatives are expected to be highly effective at offsetting changes in this cost.

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

As of December 31, 2012, we had hedged the cost of 22,160 MWh (approximately 37% of expected 2013 electricity purchases for the customers receiving service from us as of that date) and $82,032 of the loss on the effective portion of the hedge was deferred and included in accumulated other comprehensive income (“AOCI”). During the three months ended March 31, 2013, $425,703 of accumulated gains on the hedge were reclassified to cost of energy sold.

For the first quarter of 2013, the Company hedged the cost of 15,925 MWh or 83% of the 19,099 MWh of electricity sold to its retail customers in such period.

As of March 31, 2013, we had hedged the cost of 71,360 MWh (approximately 70% of expected electricity purchases for the remainder of 2013) and $49,061 of the gain on the effective portion of the hedge was deferred and included in AOCI. This amount is expected to be reclassified to cost of energy sold by December 31, 2013.

The following table lists the fair values of the Company’s derivative assets and liabilities as of March 31, 2013 and December 31, 2012:

		Fair Value
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
At March 31, 2013
Designated as cash flow hedging instruments:
Energy commodity contracts	Trading accounts and deposits	$213,640	$164,579

Not designated as hedging instruments:
Energy commodity contracts	Trading accounts and deposits	71,576	17,223
Total derivative instruments		285,216	181,802
Cash in collateral and deposit accounts	Trading accounts and deposits	13,336,523	–
Trading accounts and deposits, net		$13,621,739	$181,802

At December 31, 2012
Designated as cash flow hedging instruments:
Energy commodity contracts	Trading accounts and deposits	$63,571	$158,880

Not designated as hedging instruments:
Energy commodity contracts	Trading accounts and deposits	99,264	12,264
Total derivative instruments		162,835	171,144
Cash in collateral and deposit accounts	Trading accounts and deposits	12,033,332	–
Trading accounts and deposits, net		$12,196,167	$171,144

The following table summarizes the amount of gain or loss recognized in AOCI or earnings for derivatives designated as cash flow hedges for the periods indicated:

Period/Derivative	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)
Three Months Ended March 31, 2013
Cash flow hedge	$49,061	Cost of energy sold	$425,703

Year Ended December 31, 2012
Cash flow hedge	$(82,032)	Cost of energy sold	$5,683

Accumulated Other Comprehensive Income

The following table provides details with respect to changes in accumulated other comprehensive income as presented in our consolidated balance sheets, including those relating to our designated cash flow hedges, for the period from January 1, 2013 to March 31, 2013:

	Foreign Currency	Cash Flow Hedges	Total
Balance - December 31, 2012	$539,311	$(82,032)	$457,279
Other comprehensive income before reclassifications	(37,074)	638,828	(331,684)
Amounts reclassified from AOCI	–	(425,703)	425,703
Net current period other comprehensive income	(37,074)	131,093	94,019
Balance - March 31, 2013	$502,237	$49,061	$551,298

Deferred Financing Costs

Prior to the May 10, 2012 effective date of its Notes Offering, the Company incurred certain professional fees and filing costs associated with the offering totaling $393,990. The Company has capitalized these costs and amortizes them on a monthly basis over the weighted average term of the Subordinated Notes sold, exclusive of any expected renewals. Deferred financing costs, net as of March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Deferred financing costs	$393,990	$393,990
Less: accumulated amortization	(10,667)	(5,011)
Deferred financing costs, net	$383,323	$388,979

Total amortization for the three months ended March 31, 2013 and year ended December 31, 2012 was $5,656 and $5,011, respectively and is included in other general and administrative expenses.

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

Foreign currency transactions resulted in a gain of $246 for the three months ended March 31, 2013 and a loss of $8,639 for the three months ended March 31, 2012.

Accounts Receivable - Trade

Accounts receivable – trade consists of receivables from both our wholesale trading and retail segments. Wholesale trading receivables represent net settlement amounts due from a market operator or an exchange while those from retail include amounts resulting from sales to end-use customers.

	March 31,	December 31,
	2013	2012
Wholesale trading	$359,038	$1,756,926
Retail energy services - billed	475,104	235,996
Retail energy services - unbilled	278,699	198,345
Accounts receivable - trade	$1,112,841	$2,191,267

All receivables are reported at the amount management expects to collect from outstanding balances. Differences between amounts due and expected collections are reported in the results of operations for the period in which those differences are determined. There was no allowance for doubtful accounts as of March 31, 2013 or December 31, 2012.

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

During the three months ended March 31, 2013 and 2012, the Company included $1,474,405 and $842,202, respectively, in compensation and related expenses, representing the allocation of profits interests to Class B members.

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

Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted ASU No. 2013-03, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment for entities that cease to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity when the subsidiary or group of assets is a nonprofit activity or a business and there is a cumulative translation adjustment balance associated with that foreign entity. The standard also affects entities that lose a controlling financial interest in an investment in a foreign entity by sale or other transfer event and those that acquire a business in stages. Under the new guidance, the cumulative translation adjustment is released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance is effective prospectively for fiscal years beginning after December 15, 2013. While this guidance does not currently apply to the Company’s financial statements, it may in the future.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current period’s presentation. There was no effect on members’ equity or net income as previously reported.

3.	Segment Information

Commencing with the third quarter of 2012, the Company has two business segments used to measure its business activity – wholesale trading and retail energy services. Wholesale trading activities entail trading financial and derivative electricity in wholesale markets while retail energy services sells physical electricity to residential and small commercial customers. These segments are managed separately because they operate under different regulatory structures and are dependent upon different revenue models. The performance of each is evaluated based on the operating income or loss generated. For the first quarter of 2013, there were no internal transactions between segments. Information on segments as of and for the three month period ended March 31, 2013 is as follows:

	Wholesale Energy Trading	Retail Energy Services	Corporate	Eliminations	Consolidated Total
Three Months Ended
Ended March 31, 2013
Revenues*	$6,797,068	$1,437,329	$1,197,211	$(1,197,211)	$8,234,397
Costs of retail electricity sold	–	1,684,382	–	–	1,684,382
Retail sales & marketing	–	388	–	–	388
Compensation & benefits	3,113,813	41,561	445,238	–	3,600,612
Professional fees	604,944	49,518	272,726	–	927,188
Other general & administrative	1,100,270	257,577	471,416	(1,197,211)	632,052
Trading tools & subscriptions	209,336	5,453	7,831	–	222,620
Operating costs & expenses	5,028,363	2,038,879	1,197,211	(1,197,211)	7,067,242
Operating income (loss)	$1,768,705	$(601,550)	$–	$–	$1,167,155
Capital expenditures	$16,548	$–	$11,326	$–	$27,874

At March 31, 2013
Identifiable Assets
Cash	$–	$–	$1,010,418	$–	$1,010,418
Trading accounts & deposits	12,524,937	915,000	–	–	13,439,937
Accounts receivable - trade	359,038	753,803	–	–	1,112,841
Prepaid expenses & other assets	196,632	39,920	102,638	–	339,190
Total current assets	13,080,607	1,708,723	1,113,056	–	15,902,386

Equipment & furniture, net	90,368	5,449	454,589	–	550,406
Intangible assets, net	–	107,989	437,500	–	545,489
Deferred financing costs, net	–	–	383,323	–	383,323
Total assets	$13,170,975	$1,822,161	$2,388,468	$–	$17,381,604

* Wholesale Energy Trading revenue is net of costs.

4.	Financial Instruments

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

The fair values of the Company’s cash, accounts receivable, and accounts payable were considered to approximate their carrying values at March 31, 2013 and December 31, 2012 due to the immediate and short-term nature of the accounts. The fair value of related party notes payable may be different from their carrying values. No assessment of the fair value of these obligations has been completed and there is no readily available market price. However, management believes that the carrying values are a reasonable approximation of fair value at March 31, 2013 and December 31, 2012.

Management believes the carrying values of the Company’s notes payable, renewable unsecured subordinated notes, and redeemable preferred units reasonably approximate their fair values at March 31, 2013 and December 31, 2012 due to the relatively new age of these particular instruments.

5.	Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of trading accounts and deposits and accounts receivable. At any given time there may be a concentration of receivables balances with one or more of the exchanges upon which transact our wholesale business or, in the case of retail, one or more of the utilities operating in POR states in which we do business.

As of March 31, 2013, there were three accounts with a receivable balance greater than 10% that aggregated 83% of total consolidated accounts receivable.

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the valuation methods are considered appropriate and consistent with those used by other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Determination of fair value for electricity derivative contracts is complex and relies on judgments concerning future prices, volatility, and liquidity, among other factors. All of the derivatives traded by the Company are traded on exchanges with quoted market prices for identical instruments. There have been no changes in the methodologies used since December 31, 2012.

The following table presents the amounts of assets measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Total
March 31, 2013
Trading accounts and deposits	$13,439,937	$–	$–	$13,439,937

December 31, 2012
Trading accounts and deposits	$12,025,023	$–	$–	$12,025,023

7.	Intangible Assets

On June 29, 2012, TCP acquired certain assets and the business of Community Power & Utility LLC (“CP&U”), a retail energy supplier serving residential and small commercial markets in Connecticut, for $160,000. The business was been re-named “Town Square Energy” and is run as a division of TCP, although in March 2013, TCP began the process of reorganizing TSE as a separate wholly-owned subsidiary of the Company.

Of the purchase price, $85,000 was allocated to the acquisition of an existing service contract with an industry-specific provider of transaction management, billing, and customer information software and services, and $75,000 was allocated to customer relationships. The Company’s assessment of the fair values of these assets was based on significant inputs that are not observable in quoted markets and thus represent a Level 3 measurement as defined in ASC 820. The fair value of the service contract was based on the replacement price and will be amortized over twenty-three months, its useful life, using the straight-line method. Customer relationships were valued using a variation of the income approach. Under this approach, the present value of expected future cash flows resulting from the relationships is used to determine the fair value which will be amortized over a three year period using the straight-line method.

Effective January 1, 2013, in connection with the private sale of his units to Mr. Krieger, the Company entered into a Non-Competition Agreement with David B. Johnson, a current governor of the Company valued at $500,000, to be amortized and paid in equal installments over 24 months.

As of March 31, 2013 and December 31, 2012, intangible assets consisted of the following:

	March 31,	December 31,
	2013	2012
Acquisition of CP&U	$160,000	$160,000
Non-competition agreement	500,000	–
Less: accumulated amortization	(114,511)	(34,674)
Intangible assets, net	$545,489	$125,326

Total amortization for the three months ended March 31, 2013 and 2012 was $79,837 and $0, respectively and is included in other general and administrative expenses.

8.	Debt

Notes payable by the Company are summarized as follows:

	March 31,	December 31,
	2013	2012
Note payable to HTS (as defined below), dated October 1, 2011, quarterly payments of principal of $485,751 plus interest at 15% per annum until maturity on October 1, 2013 with a balloon principal payment of $1,943,004.	$3,400,257	$3,400,262

Note payable to John O. Hanson, a related party, dated April 8, 2011, accruing interest at 20%. The loan is payable on demand or on June 30, 2013.	200,000	200,000

Note payable to Patrick C. Sunseri, an employee and related party, dated July 16, 2009, monthly payments of $166,667 plus interest at 15% per annum until April 1, 2013. This note is secured by all cash, accounts receivable, and other assets of TCP and is personally guaranteed by one member of TCPH.	166,667	666,665

Renewable Unsecured Subordinated Notes, see below.	3,037,689	2,013,138
	$6,804,613	$6,280,065

Notes payable by maturity are summarized as follows:

	March 31,	December 31,
	2013	2012
2013 or on demand	$4,664,344	$5,005,620
2014 to March 31	284,580	–
Current maturities	4,948,924	5,005,620

2014 after March 31	449,014	283,500
2015	408,700	350,690
2016	219,920	193,500
2017	608,055	281,755
2018 & thereafter	170,000	165,000
Long term debt	1,855,689	1,274,445
Total	$6,804,613	$6,280,065

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

As of March 31, 2013, there were no borrowings outstanding under the Margin Agreement and the Company was in compliance with all covenants. See Borrowings from HTS for certain restrictions on the Margin Agreement not imposed by ABN AMRO, but in connection with an amendment to the HTS Note as defined below.

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

As of March 31, 2013 and December 31, 2012, the Company was in compliance with all covenants with respect to the HTS Note.

Related Party Indebtedness

On September 1, 2006, April 1, 2008, and April 8, 2011, TCP and its predecessor entered into certain borrowing arrangements with John O. Hanson, all accruing interest at an annual rate of 20%. As of December 31, 2011, the total amount owed to Mr. Hanson was $2,945,000. Effective January 31, 2012, TCP sold new issue redeemable preferred units to Mr. Hanson for a purchase price of $2,745,000, paid by conversion of debt, and Mr. Hanson became a related party. Effective July 1, 2012, Mr. Hanson’s preferred units in TCP were exchanged for preferred units issued by the Company with identical financial rights and terms. As a result of these transactions, as of December 31, 2012, the Company owed Mr. Hanson $200,000 and he owned 496 redeemable preferred units with a book value of $2,745,000. See Note 9. Ownership.

As of March 31, 2013 and December 31, 2012, the Company was in compliance with all covenants with respect to its obligations to Mr. Hanson.

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

At March 31, 2013 and December 31, 2012, the Company was not in compliance with all of the covenants on the Sunseri Loan and they were not enforced by the lender. Moreover, none of the technical defaults were waived as the Company did not seek waiver. The note was paid in full on April 1, 2013.

Renewable Unsecured Subordinated Notes

On May 10, 2012, the Company’s registration statement on Form S-1 with respect to its offering of up to $50,000,000 of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year Renewable Unsecured Subordinated Notes was declared effective by the SEC. Interest on the Subordinated Notes is paid monthly, quarterly, semi-annually, annually, or at maturity at the sole discretion of each investor and the Company made interest payments during the three months ended March 31, 2013 and year ended December 31, 2012 of $36,940 and $16,857, respectively. Total accrued interest on the Subordinated Notes at March 31, 2013 and December 31, 2012 was $98,454 and $50,553, respectively.

As of March 31, 2013, the Company had $3,037,689 of its Subordinated Notes outstanding as follows:

Initial Term	Principal Amount	Weighted Average Interest Rate
3 months	$195,741	15.77%
6 months	83,206	7.43%
1 year	848,056	10.61%
2 years	449,010	11.79%
3 years	463,700	12.82%
4 years	219,920	13.75%
5 years	608,055	15.08%
10 years	170,000	13.65%
Total	$3,037,689	12.66%
Weighted average term	35.0 mos

9.	Ownership

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

Pursuant to a Membership Unit Purchase Agreement dated December 31, 2012, Mr. Krieger purchased the 525 units held by DBJ 2001 Holdings, LLC, which is controlled by Mr. Johnson, a director of the Company.

The Company’s ownership as of March 31, 2013 is summarized below:

	Redeemable Preferred		Common
	Units held	Percent of class	Units held	Percent of class
John O. Hanson	496	100.00%	–	0.00%
Timothy S. Krieger	–	0.00%	4,960	100.00%
Total	496	100.00%	4,960	100.00%

10.	Related Party Transactions

The following table summarizes notes payable to related parties at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
John O. Hanson, owner of redeemable preferred units	$200,000	$200,000
Patrick C. Sunseri, an employee	166,667	666,665
	$366,667	$866,665

Interest expense associated with related party notes was $21,577 and $81,147 for the three months ended March 31, 2013 and 2012, respectively.

On June 23, 2011, the building in which the Company leases its Lakeville, Minnesota office space was sold to Kenyon Holdings, LLC (“Kenyon”), a company owned by Timothy S. Krieger, the Company’s Chief Executive Officer and controlling member and Keith W. Sperbeck, its Vice President of Operations. The existing lease with the Company was assumed from the previous owner by Kenyon, pursuant to which the Company is required to pay base rent, real estate taxes, and operating expenses. On November 21, 2011, the Company amended the lease, increasing the amount of rented space from 6,378 to 8,333 square feet, increasing the monthly rent from $7,972 to $10,416, and extending the lease term by two years and three months. On January 1, 2013, the Company and Kenyon entered into a new five year lease replacing the old lease and the addenda thereto. The new lease expires December 31, 2017 and is for 11,910 square feet at a monthly rent of $12,264.

During the three months ended March 31, 2013 and 2012, $52,720 and $35,988 was paid to Kenyon for rent, real estate taxes, and operating expenses.

Effective January 1, 2013, in connection with the purchase of David B. Johnson’s units by Mr. Kreiger, the Company entered in a Non-Competition Agreement with Mr. Johnson, a current governor and former member of the Company, pursuant to which the Company is obligated to pay Mr. Johnson $500,000 in twenty-four equal monthly installments of $20,833 each.

On March 5, 2013, CEF entered into a 36 month lease for 1,800 square feet of office space in Tulsa, Oklahoma with the Brandon J. and Heather N. Day Revocable Trust at a monthly rent of $3,750. Mr. Day is an employee of CEF.

11.	Commitments and Contingencies

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

Two of the three summary judgment applications were dismissed on January 12, 2012. The Company reduced its accrual related to the litigation by C$775,024 during the first quarter. On April 2, 2012, the Company won its appeal of the attachment order and the funds in trust were released. The total returned was C$1,829,000. All three summary judgment applications were appealed and were heard on July 4, 5, and 6, 2012 by the Alberta Court of Queen’s Bench.

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

On July 9, 2012, several parties filed a petition for review of the May 11, 2012 FERC order with the District of Columbia Circuit of the U.S. Court of Appeals. The due date for intervention in this proceeding was August 8, 2012 and certain subsidiaries of TCPH filed motions to intervene in this proceeding as they were not named parties. The case is currently being briefed before the Court of Appeals and final briefs were filed at the end of 2012. Oral argument in this appeal occurred on April 16, 2013. If FERC’s order is overturned on appeal, some or all of the funds paid to PJM in July 2012 could be returned to the Company. Due to the uncertainty surrounding the outcome of the appeals process, the Company is presently unable to determine a reasonable estimate of the amount, if any, that could be returned.

Guarantees

TCPH has provided guarantees for the future obligations of TCP, SUM, and CEF with respect to their participation in PJM of an unlimited amount and up to $7,000,000 for each of MISO and ERCOT.

The Company has also guaranteed payment of TCP’s obligations with respect to the Sunseri loan, which was paid in full on April 1, 2013.

12.	Subsequent Events

From April 1, 2013 to May 12, 2013, the Company sold additional Subordinated Notes totaling $1,189,012 with a weighted average term of 34.1 months and bearing a weighted average interest rate of 13.7%.

The Company has evaluated subsequent events occurring through the date that the financial statements were issued.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2012 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading “Forward-Looking Statements” located on page 6, “Item 1A – Risk Factors” of our 2012 Form 10-K, and the “Risk Factors” section beginning on page 10 of our Form S-1.

The risks and uncertainties described in this Form 10-Q, our 2012 Form 10-K, and our Form S-1 are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition, or results of operations could suffer if the risks set forth are realized.

Industry Background

Electric power in commercial quantities, unlike other energy commodities such as coal or natural gas, cannot be stored - the supply must be produced or generated exactly when used or demanded by customers. Further, the laws of physics dictate that power flows within a network along the lines of least resistance, not necessarily where we may want it to go. These facts, coupled with the necessity of electricity in modern life, have obvious implications for market structures and regulations.

Today, the electric power industry in the U.S. includes any entity producing, selling, or distributing electricity. At the end of 2011, industry participants included 214 investor-owned, 1,949 publicly-owned, 924 cooperative, and 23 federal utilities1. Additionally, non-utility power producers include both independent power producers and customer-owned generation facilities. Wholesale power market participants include banks, hedge funds, private equity firms, and proprietary trading houses. Regulated power marketers and energy service providers do not own any generation but buy and sell in wholesale and retail markets. About 770 energy service providers are licensed by the states that allow retail choice.

Overall, according to EIA data for 2011, the U.S. electric power industry sold 3,750 GWh at retail (down 0.1% from 2010) for a little more than $371 billion (up 0.6%) to over 144 million residential, commercial, industrial, and transportation customers (up 0.3%). In 2011, the average U.S. retail electricity price was 9.81¢/kWh - residential customers paid 11.51¢/kWh, commercial users paid 9.84¢/kWh, and industrial and transportation consumers paid 6.54¢/kWh.

The investor-owned portion of the industry, which accounts for the majority of customers, unit sales, and revenues - 71.1%, 68.9%, and 70.0%, respectively in 2011 - has been undergoing a massive restructuring process since the passage by Congress of the Public Utilities Regulatory Policy Act of 1978.

[1]	Source is the EIA’s Electric Sales, Revenue, and Average Price report with data for 2011 released September 27, 2012, next release date, September, 2013

PURPA stimulated development of renewable energy sources and co-generation and laid the groundwork for deregulation and competition by opening wholesale power markets to non-utility producers of electricity for the first time.

Electricity Prices

Today, wholesale prices are subject to a federal regulatory framework focused on ensuring fair competition and reliability of supply. At the state level, under the traditional system which most states continue to employ, a vertically integrated utility is responsible for serving all consumers in a defined territory and customers are obligated to pay the regulated rate for their class of service. However, in a state with a restructured or “deregulated” market, i.e., one with retail choice, the generation, transmission, distribution, and retail marketing functions of the business are legally separated and consumer pricing is unbundled.

Wholesale electricity prices are driven by supply and demand and actually change minute-by-minute. Near term demand is largely affected by the weather and consumer behavior while supply is driven by plant availability and fuel prices, particularly for natural gas as it is the fuel of choice for marginal generation requirements. In the longer term, retail electricity prices reflect supply-side factors such as fuel prices and availability, generation technologies, plant and line construction and maintenance costs, and capital costs. Demand-side factors include population growth, economic activity, and energy efficiency. Governmental policies and regulations with respect to energy and the environment affect both the supply of, and demand for, electricity.

In general, retail electricity bills include three major components – generation costs, delivery services, and governmental policies. Generation charges cover the costs of power plant fuel, operations, maintenance, and capital. Delivery charges recover the costs to operate and maintain power transmission and distribution systems. Policy costs include federal and state government-mandated programs such as universal and lifeline service, renewable energy and energy efficiency programs, and sales and use taxes.

Generation and transmission and distribution charges are retained by the industry as a whole while policy charges are passed through to federal and state authorities. 2011’s average retail price included generation costs of 5.70¢/kWh (58%), distribution expenses of 3.00¢/kWh (31%), and transmission charges of 1.10¢/kWh (11%). Of course, these costs and percentages fluctuate from year to year and from state to state, primarily due to wholesale energy market conditions.

Wholesale Electricity Markets

After PURPA, the Energy Policy Act of 1992 was the next major legislative step towards full deregulation of wholesale power markets. In 1996, FERC issued Orders 888 and 889, which allowed for energy to be scheduled across multiple power systems, and in 1999, FERC issued Order 2000 calling for electric utilities to form RTOs or ISOs to operate the nation’s bulk power system. The intended benefits of ISOs include eliminating discriminatory access to transmission for all generators, improving operating efficiency, and increasing system reliability. ISOs are typically not-for-profit entities using governance models developed by FERC. To date, seven ISOs have been formed in the U.S. In the parts of the country where ISOs have not been established, including the southeast, southwest and northwest, active wholesale markets are still present, although they operate with different structures.

FERC’s U.S. Wholesale Electricity Markets

In addition to controlling the physical flow of power within its area of responsibility via direction to generators operating within the ISO’s footprint, many ISOs also operate wholesale markets for real-time and day-ahead energy, as well as for generating capacity and ancillary services required to ensure system reliability.

Trading activity in most ISOs occurs between the market operator and registered participants, that is, it is centrally cleared, and is often characterized by the acquisition of electricity at a given location such as a node or hub and its delivery to another. Financial or “virtual” transactions settle in cash in an amount equal to the difference between the purchase and sale prices, while physical transactions are settled by the delivery of the electricity itself with the ISO accepting payment and passing it on to the generator. In general, trading physical energy requires more capital than financial trades since electricity must be purchased and paid for in a week or so, while the corresponding receivable may not be collected for as long as 60 days. In any case, participants are typically required to place cash collateral with market operators, with the specific amounts depending upon the rules of the particular market.

In addition to the markets operated by the ISOs, derivative financial contracts such as swaps, options, and futures contracts keyed to a wholesale electricity price are traded over-the-counter and on regulated exchanges, including ICE, NGX, and CME. Derivative contracts are available for many terms and pricing points and always settle in cash with profit or loss determined by price movements in the underlying commodity, whether it be electricity or another energy commodity such as natural gas or crude oil.

Retail Electricity Markets

Today, consumers in 18 states and the District of Columbia have some form of choice in their electric power supplier as shown by the following map:

In the 1990s, states in the Northeast and California where retail prices were historically among the highest in the country began restructuring their investor-owned electric power industries in an effort to bring the benefits of competition to retail customers. Massachusetts and Rhode Island became the first states to effectively implement choice in 1998.

This new regulatory approach centered on deregulation of generation and retail marketing functions while continuing the traditional cost-of-service method for transmission and distribution service providers, now known as electric distribution companies (each an “EDC”). EDCs are responsible for delivering power, billing consumers, and resolving service issues, but customers are free to purchase their energy from any licensed supplier operating in the state. For example, a typical residential service bill for 778 kWh from United Illuminating (one of two EDCs operating in Connecticut) for the month from August 9 to September 7, 2011 totaled $153.02 or 19.67¢/kWh. The bill included:

Charge	Paid to	Cost (cents/kWh)	Dollar amount	Percent of total
Generation	Electricity supplier	8.65	$67.30	44.0%
Delivery	EDC	7.93	61.70	40.3%
Transition (note 1)	EDC	1.52	11.84	7.7%
Policy	Governmental authorities	1.57	12.18	8.0%
Total		19.67	$153.02	100.0%

Note

1 - Transition charges include costs associated with moving from a regulated market to a restructured one and allow EDCs to recapture past prudent investments in divested generation assets as approved by a public utilities commission ("stranded costs") that would otherwise be unrecoverable after deregulation.

Source

United Illuminating web site, accessed May 5, 2011

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

The Company is also authorized by DOE to export electricity to Canada, is licensed by the states of Connecticut, Massachusetts, and Rhode Island as an electric supplier to retail customers (operations have yet to begin in Massachusetts and Rhode Island), and has a retail electric supplier license application pending in New Hampshire.

Wholesale Energy Trading

Generally, our greatest opportunities for profitable trades occur during periods of market turbulence, when the forecast for supply or demand is more likely to be inaccurate. When demand for energy is relatively stable, price variations tend to be small or non-existent. During periods of market turbulence, prices tend to be volatile, which give our traders the opportunity to take advantage of such volatility. However, our revenue is limited to some extent by the amount of collateral we have posted with a market operator or exchange. Our primary costs in generating revenue are compensation of our energy traders as well as the costs of obtaining capital necessary to post collateral.

During the three months ended March 31, 2013 and 2012, 100% of our trading volume in FERC-regulated markets was financial electricity, that is, we traded no physical power.

The tables below detail our open derivative contracts held for trading purposes as of the dates indicated:

Open Derivative Contracts Held for Trading

As of March 31, 2013

Contract		Contract	Contract Dates			Number of	Fair Value
Type	Commodity	Hub	Start	End	Settlement	Lots	Asset	Liability
Future	Electricity	MISO Indiana Hub	Daily	Daily	Daily	9	$12,400	$1,904
Future	Electricity	PJM West Hub	Daily	Daily	Daily	27	44,032	2,160
Future	Electricity	MISO Indiana Hub off peak	Daily	Daily	Daily	48	13,944	600
Future	Electricity	PJM AD Hub	Daily	Daily	Daily	1	1,200	–
Future	Electricity	PJM West Hub off peak	Daily	Daily	Daily	24	–	4,180
Future	Electricity	NEPOOL Mass Hub	04/01/13	04/30/13	05/05/13	330		2,024
Future	Natural gas	Henry Hub	05/01/13	05/31/13	04/27/13	31	–	6,355
Totals							$71,576	$17,223

As of December 31, 2012

Contract		Contract	Contract Dates			Number of	Fair Value
Type	Commodity	Hub	Start	End	Settlement	Lots	Asset	Liability
Future	Electricity	MISO Indiana Hub	Daily	Daily	Daily	14	$15,704	$4,568
Future	Electricity	PJM West Hub	Daily	Daily	Daily	82	83,560	1,904
Future	Electricity	MISO Indiana Hub off peak	Daily	Daily	Daily	32	–	5,792
Totals							$99,264	$12,264

Retail Energy Services

We entered the retail energy services business on June 29, 2012 via the CP&U/TSE transaction. Beginning in July 2012, we started selling electricity purchased on ISO-NE, the New England wholesale market, to both residential and small commercial customers in Connecticut. We primarily use direct marketing strategies to sell our services and our customers may typically cancel their contracts at any time.

In our retail business, we are exposed to volatility in the cost of the energy acquired for sale to customers and we have designated the derivative contracts detailed below as cash flow hedges for a portion of our expected 2013 cash power purchases for retail.

Open Derivative Contracts Designated as Cash Flow Hedges

As of March 31, 2013

Contract	Contract	Delivery	On Peak/ Off Peak Hours in	Load	Energy	Wtd Avg Price	Fair Value
Type	Hub	Month	Month	(MW)	(MWh)	($/MWh)	Asset	Liability

Electricity future	ISO-NE Mass Hub on peak	Apr 2013	352	15	5,280	$52.28	$–	$12,936
Electricity future	ISO-NE Mass Hub on peak	May 2013	352	10	3,520	52.28	–	18,392
Electricity future	ISO-NE Mass Hub on peak	Jun 2013	320	10	3,200	52.28	14,800	–
Electricity future	ISO-NE Mass Hub on peak	Jul 2013	352	15	5,280	53.77	36,256	–
Electricity future	ISO-NE Mass Hub on peak	Aug 2013	352	15	5,280	53.77	11,968	–
Electricity future	ISO-NE Mass Hub on peak	Sep 2013	320	10	3,200	52.28	–	18,960
Electricity future	ISO-NE Mass Hub on peak	Oct 2013	368	10	3,680	52.28	–	26,404
Electricity future	ISO-NE Mass Hub on peak	Nov 2013	320	10	3,200	52.28	–	2,160
Electricity future	ISO-NE Mass Hub on peak	Dec 2013	336	10	3,360	52.28	75,180	–
Electricity future	ISO-NE Mass Hub off peak	Apr 2013	368	5	1,840	43.68	–	9,108
Electricity future	ISO-NE Mass Hub off peak	May 2013	392	5	1,960	40.65	–	21,266
Electricity future	ISO-NE Mass Hub off peak	Jun 2013	400	5	2,000	40.65	–	1,700
Electricity future	ISO-NE Mass Hub off peak	Jul 2013	392	5	1,960	40.65	1,078	–
Electricity future	ISO-NE Mass Hub off peak	Aug 2013	392	5	1,960	40.65	–	8,330
Electricity future	ISO-NE Mass Hub off peak	Sep 2013	400	5	2,000	40.65	–	20,100
Electricity future	ISO-NE Mass Hub off peak	Oct 2013	376	5	1,880	40.65	–	21,714
Electricity future	ISO-NE Mass Hub off peak	Nov 2013	400	5	2,000	40.65	–	3,509
Electricity future	ISO-NE Mass Hub off peak	Dec 2013	408	5	2,040	40.65	74,358	–
Totals					53,640	$48.85	$213,640	$164,579

Open Derivative Contracts Designated as Cash Flow Hedges

As of December 31, 2012

Contract	Contract	Delivery	On Peak/ Off Peak Hours in	Load	Energy	Wtd Avg Price	Fair Value
Type	Hub	Month	Month	(MW)	(MWh)	($/MWh)	Asset	Liability

Electricity future	ISO-NE Mass Hub on peak	Jan 2013	352	10	3,520	$71.13	$32,331	$–
Electricity future	ISO-NE Mass Hub on peak	Feb 2013	320	5	1,600	67.38	15,280	–
Electricity future	ISO-NE Mass Hub on peak	Mar 2013	336	5	1,680	52.28	–	5,208
Electricity future	ISO-NE Mass Hub on peak	Apr 2013	352	5	1,760	52.28	–	22,440
Electricity future	ISO-NE Mass Hub on peak	May 2013	352	5	1,760	52.28	–	30,008
Electricity future	ISO-NE Mass Hub on peak	Jun 2013	320	5	1,600	52.28	–	22,320
Electricity future	ISO-NE Mass Hub on peak	Jul 2013	352	5	1,760	52.28	–	7,040
Electricity future	ISO-NE Mass Hub on peak	Aug 2013	352	5	1,760	52.28	–	13,200
Electricity future	ISO-NE Mass Hub on peak	Sep 2013	320	5	1,600	52.28	–	23,120
Electricity future	ISO-NE Mass Hub on peak	Oct 2013	368	5	1,840	52.28	–	25,944
Electricity future	ISO-NE Mass Hub on peak	Nov 2013	320	5	1,600	52.28	–	9,600
Electricity future	ISO-NE Mass Hub on peak	Dec 2013	336	5	1,680	52.28	15,960	–
Totals					22,160	$56.36	$63,571	$$158,880

Results of Operations

Three Months Ended March 31, 2013 and 2012

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Three Months Ended March 31,
Dollars in thousands	2013		2012		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Wholesale trading revenue, net	$6,797	82.5%	$3,813	100.0%	$2,984	78.3%
Retail electricity revenue	1,437	17.5%	–	0.0%	1,437	na
Net revenue	8,234	100.0%	3,813	100.0%	4,421	115.9%
Operating costs & expenses
Cost of retail electricity sold	1,684	20.5%	–	0.0%	1,684	na
Retail sales & marketing	–	0.0%	–	0.0%	–	na
Compensation & benefits	3,601	43.7%	2,101	55.1%	1,501	71.4%
Professional fees	927	11.3%	625	16.4%	302	48.3%
Other general & administrative	632	7.7%	344	9.0%	288	83.9%
Trading tools & subscriptions	223	2.7%	202	5.3%	21	10.4%
Total operating expenses	7,067	85.8%	3,271	85.8%	3,796	116.0%
Operating income	1,167	14.2%	542	14.2%	625	115.4%
Interest expense	(349)	-4.2%	(365)	-9.6%	17	-4.5%
Interest income	7	0.1%	10	0.2%	(3)	-26.3%
Loss on foreign currency exchange	–	0.0%	(9)	-0.2%	9	-100.0%
Other income expense, net	(342)	-4.1%	(365)	-9.6%	23	-6.3%
Income before income taxes	827	10.0%	177	4.7%	649	365.9%
Income tax provision (benefit)	–	0.0%	37	1.0%	(37)	-100.0%
Net income	827	10.0%	140	3.7%	686	488.7%
Preferred distributions	(137)	-1.7%	(92)	-2.4%	(45)	49.2%
Net income attributable to common	$689	8.4%	$48	1.3%	$641	1324.1%

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

On a wholesale level, electricity prices are highly correlated with weather and the price of natural gas, particularly in our key eastern markets, where it is the marginal fuel of choice for most generation. Market conditions during 2012 were characterized by milder than normal weather – with a warmer winter and cooler summer - and cheap and ample natural gas supplies, which suppresses prices. The benchmark price to which much of our wholesale trading is keyed is PJM West Hub and volatility in this index drives many of our revenue opportunities. While our revenues generally track changes in price, other factors come into play as well, such as the size of trades we have in place in terms of megawatt-hours and whether we are buying or selling.

The average for the PJM West Peak price during the first quarter of 2013 was $41.08/MWh with a standard deviation of $8.97, resulting in a coefficient of variation of 22%, compared to $34.77/MWh, $4.22, and 12% for the three months ended March 31, 2012. As shown by the table below, price levels and volatility were generally higher in 2013 as compared to 2012.

PJM West Hub Peak	Jan	Feb	Mar	Q1 Avg/Sum
Price ($/MWh)
2013
Average	40.38	38.96	43.83	41.08
This year vs last year	9%	16%	30%	18%
Maximum	77.67	48.90	60.06	77.67
Minimum	29.70	33.61	35.79	29.70
Standard deviation	13.17	4.29	6.08	8.97
Coefficient of variation (stdev ÷ avg)	33%	11%	14%	22%

2012
Average	37.10	33.49	33.77	34.77
Maximum	50.15	40.27	41.40	50.15
Minimum	31.25	30.70	28.81	28.81
Standard deviation	5.07	2.40	3.93	4.22
Coefficient of variation (stdev ÷ avg)	14%	7%	12%	12%

Percentage Changes
2013
Average	3.0%	7.4%	4.2%	1.4%
Maximum	72.0%	89.3%	92.7%	370.1%
Minimum	-48.8%	-31.9%	-16.8%	-80.3%
Standard deviation	24.6%	28.7%	24.8%	23.0%

Number of days
Up 10% or more	10	10	9	29
Between 10% up and 10% down	12	10	12	34
Down 10% or more	9	8	10	27

2012
Average	4.7%	-5.9%	3.6%	0.8%
Maximum	65.9%	17.2%	117.7%	117.7%
Minimum	-27.6%	-51.4%	-19.3%	-51.4%
Standard deviation	23.8%	13.1%	27.3%	22.5%

Number of days
Up 10% or more	10	5	10	25
Between 10% up and 10% down	11	16	12	39
Down 10% or less	10	8	9	27

According to NOAA data, for the three months ended March 31, 2013, heating degree-days for the U.S. were 2,255 or 27% higher than 2012’s figure of 1,782 and 4% above the 30 year normal (1983-2012) of 2,167.

Cooling degree-days during the first quarter of 2013 totaled 32 compared to a normal of 35 and 67 for the same period last year, making the period slightly cooler than usual and about 52% cooler than the same period in 2012.

		Jan		Feb		Mar	Q1 Avg/Sum
U.S. Heating Degree-Days
This year	2013	840		744		671	2,255
Last year	2012	769		633		380	1,782
This year vs last year		71		111		291	473
This year vs last year percent cha		9%		18%		77%	27%

Normal (1983-2012)		878		714		575	2,167
This year vs normal		(38)		30		96	88
This year vs normal percent change		-4%		4%		17%	4%

U.S. Cooling Degree-Days
This year	2013	14		9		9	32
Last year	2012	11		11		45	67
This year vs last year		3		(2)		(36)	(35)
This year vs last year percent change		27%		-18%		-80%	-52%

Normal (1983-2012)		8		8		19	35
This year vs normal		6		1		(10)	(3)
This year vs normal percent change		70%		9%		-52%	-9%

U.S. Temperature
This year	2013	32.0°	F	34.8°	F	40.8°F	35.8°	F
Last year	2012	36.5°	F	38.3°	F	51.2°F	42.0°	F
This year vs last year		-4.5°	F	-3.6°	F	-10.5°F	-6.2°	F
This year vs last year percent change		-12%		-9%		-20%	-15%

Normal (1983-2012)		32.5°	F	36.2°	F	44.3°F	37.7°	F
This year vs normal		-0.5°	F	-1.4°	F	-3.6°F	-1.8°	F
This year vs normal percent change		-2%		-4%		-8%	-5%

EIA data indicates that for the three months ended March 31, 2013, the Henry Hub natural gas spot price averaged $3.49/MCF, 43% more 2012’s first quarter average mark of $2.44 and 35% below the 5 year average price of $5.34. Weekly storage levels averaged 2,422 BCF or 11% less in 2012 but were still 19% above the 5-year average.

		Jan	Feb	Mar	Q1 Avg/Sum
Henry Hub Natural Gas Spot Price ($/MCF)
This year average	2013	3.33	3.33	3.81	3.49
Last year average	2012	2.67	2.50	2.17	2.44
This year vs last year		25%	33%	75%	43%

5 year average (2007-2012)		5.49	5.50	5.07	5.34
This year vs 5 year average		-39%	-39%	-25%	-35%

Working Gas in Underground Storage, Lower 48, EIA Weekly Estimates (BCF)
This year	2013	3,071	2,460	1,873	2,422
Last year	2012	3,183	2,689	2,417	2,736
This year vs last year		-4%	-9%	-23%	-11%

5 year average (2007-2012)		2,731	2,033	1,721	2,043
This year vs 5 year average		12%	21%	9%	19%

Largely as a result of these factors, for the three months ended March 31, 2013, net trading revenue increased by $2,984,000 or 78.3% to $6,797,000 compared to $3,813,000 for the first quarter of 2012.

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

As the following table shows, we recognized revenue of $1,437,000 in the first quarter of 2013. As TSE was not in business until July 1, 2012, there is no quarterly comparative for the first quarter. However, for the third and fourth quarters and the year ended December 31, 2012, our retail revenues totaled $134,000, $683,000, and $817,000, respectively.

Town Square Energy Unit Sales, Revenues & Average Retail Price; Customer Counts; Load & Usage
	Q3	Q4	Year	Jan 31,	Feb 28,	Mar 31,	Q1
	2012	2012	2012	2013	2013	2013	2013
Unit Sales, Revenues & Average Price
Revenues ($000s)	134	683	817	422	454	561	1,437
Unit sales (MWh)	1,987	9,477	11,464	5,776	5,964	7,359	19,099
Average retail price ($/kWh)	6.74	7.21	7.13	7.31	7.61	7.63	7.53

Customer Counts
New sign-ups during period	1,894	2,525	4,419	845	2,293	671	3,809
Avg daily sign-up rate	10.3	27.4	24.1	27.3	81.9	21.6	42.3

Receiving service, EoP	1,634	3,958	3,958	4,977	5,866	8,012	8,012
Net periodic growth rate	na	142.2%	na	25.7%	17.9%	36.6%	102.4%

Load & Usage
Total load (MW)	7.134	15.160	na	17.653	24.044	25.824	na
Total daily use (MWh)	68.236	151.469	na	178.802	245.586	265.158	na

Avg load/customer (kW)	4.366	3.830	na	3.547	4.099	3.223	na
Avg daily use/customer (kWh)	42	38	na	36	42	33	na

Costs of retail electricity sold: Our cost of electricity sold includes the costs of purchased power such as energy, capacity, and ancillary services, renewable energy certificates, bad debt expense, and gains net of losses and commissions on derivative contracts used to hedge power purchase costs. For the first quarter ended March 31, 2013, the Company purchased all of the electricity sold to retail customers in ISO-NE’s day-ahead and real-time wholesale markets. The Company is required to maintain a cash deposit in a separate account to meet ISO-NE’s financial assurance requirements to purchase energy, ancillary services, and capacity which amount is included in “trading accounts and deposits”.

For the first quarter of 2013, we hedged the cost of 15,925 MWh or 83% of the 19,099 MWh of electricity sold to our retail customers in such period. This hedge had the effect of decreasing cost of goods sold by $425,703. As of March 31, 2013, we had hedged the cost of 71,360 MWh (approximately 70% of expected electricity purchases for the balance of 2013) and $49,061, representing the net gain on the effective portion of the hedge, was deferred in accumulated other comprehensive income. This amount is expected to be reclassified to cost of energy sold by December 31, 2013.

Compensation and benefits: Compensation and related expenses such as employee benefits and payroll taxes consist primarily of base and incentive compensation paid to our administrative officers, energy traders, and other employees.

For the three months ended March 31, 2013, compensation and benefits increased by $1,501,000 or 71.4% to $3,601,000 compared to $2,101,000 for the same period in 2012. Our personnel expense is directly related to the revenue we record, since our trader’s compensation is tied to revenue production.

Professional fees: Professional fees consist of legal expenses, audit fees, tax compliance reporting service fees, and other fees paid for outside consulting services.

For the first quarter of 2013, professional fees increased by $302,000 to $927,000 compared to $625,000 in the first three months of 2012. The increase was due to the addition of a trading consultant at CTG. Certain professional fees related to the Notes Offering incurred prior to its effective date on May 10, 2012 were capitalized as deferred financing costs. The Company also continues to incur legal fees in connection with the Canadian former employee litigation.

Other general and administrative: Other general and administrative expenses consist of rent, depreciation, travel, outside retail marketing and customer service costs, and all other direct office support expenses.

For the three months ended March 31, 2013, these costs increased by approximately $288,000 to $632,000 compared to $344,000 for the same period in 2012. The increase was related to marketing costs and administrative expenses associated with the Notes Offering and certain costs and expenses related to our retail business such as contract fees, office expenses, and travel, neither of which were incurred in the first quarter of 2012. Depreciation and amortization is included in other general and administrative expenses and also increased in the first quarter of 2013 by $82,000 from $52,000 to $134,000.

Trading tools and subscriptions: Trading tools and subscriptions consist primarily of amounts paid for services that provide weather reports and forecasting, electrical load forecasting, congestion analysis and other factors relative to electricity production and consumption.

For the quarter ended March 31, 2013, trading tools and subscriptions increased by $21,000 or 10.4% to $223,000 compared to $202,000 for the comparable period in 2012. Many of the contracts renew each year at an increased cost.

Other income (expense): Other expense, net of other income, decreased by $24,000 to $341,000 for 2013’s first quarter compared to $365,000 for 2012. As the principal component of other expense, interest expense decreased by $17,000 to $349,000 for the year from $365,000 during in 2012. The decrease was attributed primarily to a reduction of the weighted average interest rate paid on our debt, partially offset by an increase in outstanding debt from $6,280,000 at December 31, 2012 compared to $6,805,000 at March 31, 2013.

Provision for taxes: The tax provision is directly related to foreign income taxes associated with CAN. The decrease in taxes is attributed to a decrease in taxable income for CAN.

Preferred distributions: During the first quarter ended March 31, 2013, we paid $137,000 in preferred distributions compared to $92,000 in the first three months of 2012. The increase is solely related to the issuance date of the redeemable preferred on January 31, 2012.

Liquidity, Capital Resources, and Cash Flow

In our wholesale trading business, we require a significant amount of cash to maintain collateral with the trading markets in which we operate, which in turn allows us to trade in those markets and generate revenues. With respect to our retail operation, in addition to collateral posted with ISO-NE that allows us to acquire power for our customers, we are also required to fund accounts receivable. We are generally required to pay for power every 4 days or so, while our average collection period on receivables is 40 to 45 days. As such, our capital is largely invested in trading accounts and deposits and receivables. Our capital expenditure requirements are nominal, being limited to computer and office equipment, software, and office furniture. Therefore, in any given reporting period, the amount of cash consumed or generated will primarily be due to changes in working capital.

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

We are taxed as a partnership for income tax purposes which means that we do not pay any income taxes. All of our income (or loss) for each year is allocated among holders of our common units who are then personally responsible for the tax liability associated with such income. Our Member Control Agreement provides for distributions of cash to members based upon their respective ownership interests in the amount necessary to permit the member who is in the highest income tax bracket to pay all state and federal taxes on our net income allocated to such member.

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

We believe we have sufficient cash on hand, coupled with anticipated cash generated from operating activities, the anticipated proceeds from the Notes Offering, and certain other financing activities as described below to meet our operating cash requirements for at least the next twelve months.

The following table is presented as a measure of our liquidity and capital resources as of the dates indicated:

	At
Dollars in thousands	March 31, 2013		December 31, 2012		Increase (decrease)
	Dollars	Percent of total assets	Dollars	Percent of total assets	Dollars	Percent
Liquidity
Cash	$1,010	5.8%	$772	4.7%	$238	30.8%
Trading accounts and deposits	13,440	77.3%	12,025	73.9%	1,415	11.8%
Accounts receivable - trade	1,113	6.4%	2,191	13.5%	(1,078)	-49.2%
Total liquid assets	15,563	89.5%	14,988	92.2%	575	3.8%
Total assets	$17,382	100.0%	$16,263	100.0%	1,119	6.9%

Capital Resources
Notes payable
Demand or current	4,949	28.5%	5,006	30.8%	(57)	-1.1%
Long term	1,857	10.7%	1,274	7.8%	583	45.8%
Total notes payable	6,806	39.2%	6,280	38.6%	526	8.4%
Redeemable preferred units	2,745	15.8%	2,745	16.9%	–	0.0%
Common	3,154	18.1%	3,654	22.5%	(500)	-13.7%
Total capitalization	$12,705	73.0%	$12,679	78.0%	26	0.2%

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2013 and 2012 as derived from the statements of cash flows:

	For The Three Months Ended March 31,
Dollars in thousands			Increase (decrease)
	2013	2012	Dollars	Percent
Net cash provided by (used in):
Operating activities	$1,260	$1,233	$27	2.20%
Investing activities	(90)	(56)	(34)	60.7%
Financing activities	(894)	(1,049)	155	-14.8%
Net cash flow	276	128	148	115.6%

Effect of exchange rate changes on cash	(37)	(11)	26	236.4%

Cash:
Beginning of period	772	971	(199)	-20.5%
End of period	$1,010	$1,088	$(77)	-7.2%

At March 31, 2013, our debt totaled $6,805,000 compared to $6,280,000 as of the prior year end. During the first quarter of 2013, we generated $1,260,000 from operating activities and used $28,000 for purchases of equipment and furniture and $63,000 on payments related to our noncompetition obligation. We used $894,000 for financing activities. Total debt increased by $420,000, net of issuances, and we paid $136,000 and $1,283,000 of preferred and common distributions, respectively.

During the quarter ended March 31, 2012, we generated $1,233,000 of cash from operations, made $56,000 of capital expenditures, and used $1,049,000 for financing activities.

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

In February 2012, we executed a $25,000,000 Futures Risk-Based Margin Finance Agreement (the “Margin Line” and the “Margin Agreement”, respectively) with ABN AMRO. The Margin Agreement provides CEF with an uncommitted $25,000,000 revolving line of credit for which it pays a commitment fee of $35,000 per month. Loans under the Margin Agreement are secured by all balances in CEF’s trading accounts with ABN AMRO, are payable on demand, and bear interest at an annual rate equal to 1.00% in excess of the Federal Funds Target Rate, or approximately 1.25%. Under the Margin Agreement, the Company is also subject to certain reporting, affirmative, and negative covenants, including maintenance of minimum account net liquidating equity as defined of $3,000,000, a maximum loan ratio as defined of 12.5:1, and minimum consolidated tangible net worth of 4% of the amount of the Margin Line or $1,000,000. As of March 31, 2013, there were no borrowings outstanding under the Margin Agreement and the Company was in compliance with all covenants.

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

For the first three months of 2013, we incurred $268,000 of offering-related expenses, including marketing and printing expense, additional legal and accounting fees, filing fees, and trustee fees. These costs and expenses are expensed as incurred.

Through May 12, 2013, we have sold a total of $1,189,012 in principal amount of Notes and redeemed $47,186, for a net raise to date of $1,141,826.

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

For the three months ended March 31, 2013 and 2012, we recorded $1,474,405 and $842,202, respectively, in salaries and wages and related taxes, representing the allocation of profits to Class B members. The amount of accrued profits interests included in accrued compensation at March 31, 2013 and 2012 was $1,474,405 and $825,697, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 - Legal Proceedings

See Note 11. Commitments and Contingencies on page 26 of this Form 10-Q for a discussion of certain legal proceedings.

Item 1A - Risk Factors

No material changes from prior disclosure.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibit Number	Description
10.1	Guaranty, dated April 16, 2013 by the Company in favor of PJM Settlement, Inc. (for Cygnus Energy Futures, LLC)
10.2	Guaranty, dated April 16, 2013 by the Company in favor of PJM Settlement, Inc. (for Summit Energy, LLC)
10.3	Guaranty, dated April 16, 2013 by the Company in favor of PJM Settlement, Inc. (for Twin Cities Power, LLC)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

_______________

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TWIN CITIES POWER HOLDINGS, LLC

Dated: May 15, 2013	By:	/s/ Timothy S. Krieger
Timothy S. Krieger Chief Executive Officer, President and Chairman of the Board (principal executive officer)

Dated: May 15, 2013	By:	/s/ Wiley H. Sharp III
Wiley H. Sharp III Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

