Form 10-Q
period 2013-06-30
Twin Cities Power Holdings, LLC
filed 2013-08-14
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __ to __

Commission File Number: 333-179460

Twin Cities Power Holdings, LLC

(Exact name of registrant as specified in its charter)

Minnesota	6221 – Commodity Contracts Brokers and Dealers	27-1658449
(State of organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

TABLE OF CONTENTS

Definitions	3
Forward Looking Statements	7
Non-GAAP Financial Measures	8
Part I – Financial Information	9
Item 1 - Financial Statements (Unaudited)	9
Consolidated Balance Sheets
As of June 30, 2013 and December 31, 2012	9
Consolidated Statements of Comprehensive Income
Three Months and Six Months ended June 30, 2013 and 2012	10
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012	11
Notes to Consolidated Financial Statements	13
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Industry Background	32
Company Overview	36
Results of Operations	40
Liquidity, Capital Resources, and Cash Flow	46
Financing	48
Non-GAAP Financial Measures	49
Critical Accounting Policies and Estimates	49
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	50
Item 4 - Controls and Procedures	50
Part II – Other Information	51
Item 1 - Legal Proceedings	51
Item 1A - Risk Factors	51
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3 - Defaults Upon Senior Securities	51
Item 4 - Mine Safety Disclosures	51
Item 5 - Other Information	51
Item 6 - Exhibits	52
Signatures	53

i

Definitions

Abbreviation or acronym	Definition
ABN AMRO	ABN AMRO Clearing Chicago, LLC and ABN AMRO Clearing Bank, N.V.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BLS	Bureau of Labor Statistics, an agency within the U.S. Department of Labor
Btu; therm; MMBtu	A “Btu” or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A “therm” is one hundred thousand Btu. An “MMBtu” is one million Btu
C$	Canadian dollars
CAN	Twin Cities Power – Canada, Ltd., an inactive wholly-owned subsidiary of TCE and a second-tier subsidiary of the Company
CCL	Clearwaters Capital, LLC, an affiliate of Schachter
CEF	Cygnus Energy Futures, LLC, a wholly-owned subsidiary of CP and a second-tier subsidiary of the Company
CFTC	Commodity Futures Trading Commission, an independent agency of the U.S. Government with the mandate to regulate commodity futures and option markets in the United States
CLP	Connecticut Light & Power Company, an EDC in Connecticut
CME	CME Group, operator of commodity futures exchanges including the Chicago Mercantile Exchange (CME), the Chicago Board of Trade (CBOT), the New York Mercantile Exchange (NYMEX), the Commodities Exchange, a division of NYMEX (COMEX), and the Kansas City Board of Trade (KCBT), regulated by the CFTC
Company	TCPH and its subsidiaries
CoV	Abbreviates the coefficient of variation, a simple measure of volatility useful for comparing two or more data series; equal to the standard deviation divided by the mean
CP	Cygnus Partners, LLC, a first-tier subsidiary of the Company
CP&U	Community Power & Utility, LLC
CSE	Comparison shopping engine, a web site that compares prices for specific products. While most comparison shopping engines do not offer the products or services themselves, some may earn commissions when users follow the links in the search results and make a purchase from an online vendor

Abbreviation or acronym	Definition
CTG	Chesapeake Trading Group, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of the Company
Degree-days; CDD; HDD	A “degree-day” compares outdoor temperatures to a standard of 65°F. Hot days require energy for cooling and are measured in cooling degree-days or “CDD” while cold days require energy for heating and are measured in heating degree-days or “HDD”. For example, a day with a mean temperature of 80°F would result in 15 CDD and a day with a mean temperature of 40°F would result in 25 HDD. If heating degree-days are less than the average for an area for a period, the weather was “warmer than normal”; if they were greater, it was “colder than normal”. The converse is true for cooling degree-days - if CDD are less than the average for an area for a period, the weather was “colder than normal”; if they were greater, it was “warmer than normal”
DOE	U.S. Department of Energy
EDC	Electric distribution company
EIA	Energy Information Administration, an independent agency within DOE
ERCOT	Electric Reliability Council of Texas, an ISO operating solely within the borders of Texas and subject to oversight by the Public Utility Commission of Texas and the Texas Legislature. ERCOT is not regulated by FERC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission, an independent regulatory agency within DOE
Form S-1	The Company’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on May 10, 2012, with respect to the Company’s Notes Offering
GAAP	Generally accepted accounting principles in the United States
HTS	HTS Capital, LLC, an affiliate of Schachter
HTS Parties	Schachter, HTS, and CCL collectively
ICE	Intercontinental Exchange®, an operator of cleared and bilateral derivatives markets in the U.S., Canada, and the United Kingdom; regulated by the CFTC, the Manitoba Securities Commission, and the U.K. Financial Conduct Authority (FCA)
ISO	Independent System Operator, a not-for-profit organization usually formed under the auspices of, and regulated by, FERC to coordinate, control, and monitor the operation of a bulk electrical power system and associated real-time (RT) and day-ahead (DA) wholesale electricity markets, usually within a single U.S, state, but sometimes encompassing multiple states. RTOs typically perform the same functions as an ISO, but cover a larger geographic area
ISO-NE	ISO New England, the ISO for the New England states of Connecticut, Maine, Massachusetts, New Hampshire, and Rhode Island
kW; kWh	Kilowatt or kilowatt-hour; one thousand watts or watt-hours. Kilowatt-hours are typically used to measure residential energy consumption and retail prices. One kWh is equal to 3,412 Btu, but fuel with a heat content of 7,000 to 11,500 Btu must be consumed to generate and deliver one kWh of electricity

Abbreviation or acronym	Definition
MISO	Midcontinent Independent System Operator (formerly known as Midwest Independent System Operator), the RTO and reliability coordinator for all or parts of 15 U.S. states and one Canadian province (Arkansas, Illinois, Indiana, Iowa, Kentucky, Louisiana, Manitoba, Michigan, Minnesota, Mississippi, Missouri, Montana, North Dakota, South Dakota, Wisconsin, and Texas); also operates wholesale electricity markets in all or parts of 11 states (Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, North Dakota, South Dakota, and Wisconsin); regulated by FERC
MCF	One thousand cubic feet, a common unit of price measure for natural gas. In 2010, one MCF of natural gas had a heat content of 1,025 Btu.
MW; MWh	Megawatt or megawatt-hour; one million watts or watt-hours or one thousand kilowatts or kilowatt-hours. Megawatts are typically used to measure electrical generation capacity and megawatt-hours are the pricing units used in the wholesale electricity market
NERC	North American Electric Reliability Corporation, the electric reliability organization for North America, subject to oversight by the FERC and governmental authorities in Canada. Entities under NERC’s jurisdiction are the users, owners and operators of the bulk power system, which serves more than 334 million people.
NGX	Natural Gas Exchange Inc., operator of markets for physical and derivative natural gas contracts and derivative wholesale electricity contracts; wholly-owned by TMX Group Inc. which collectively manages all aspects of Canada's senior and junior equity markets; regulated by Alberta Securities Commission and CFTC
NOAA	National Oceanic and Atmospheric Administration, an agency of the U.S. Department of Commerce
Notes	The Company’s Renewable Unsecured Subordinated Notes issued pursuant to its ongoing Notes Offering
Notes Offering	The direct public offering the Company’s Notes pursuant to a registration statement on Form S-1 declared effective by the SEC on May 10, 2012
NYISO	New York Independent System Operator, the ISO for New York state
OTC	Over-the-counter
PJM	PJM Interconnection, is an RTO that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia, including Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and West Virginia
POR and non-POR	All states with restructured retail markets have implemented laws and regulations with respect to permitted billing, credit, and collections practices. Some of these states require an EDC billing customers in their service territory on behalf of suppliers operating there to purchase the receivables generated as a result of energy sales, generally at a modest discount to reflect bad debt experience. These states are known as “purchase of receivables” or “POR” jurisdictions while those without this provision are known as “non-POR” areas.
PURPA	Public Utilities Regulatory Policy Act of 1978
RTO	Regional Transmission Organization, see “ISO”

Abbreviation or acronym	Definition
Schachter	Robert O. Schachter, an individual
SEC	U.S. Securities and Exchange Commission, an independent agency of the U.S. Government
SUM	Summit Energy, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of the Company
TCE	Twin Cities Energy, LLC, an inactive first-tier subsidiary of the Company
TCP	Twin Cities Power, LLC, a first-tier subsidiary of the Company
TCPH	Twin Cities Power Holdings, LLC, the Company
TSE	On June 29, 2012, TCP acquired the business and assets of CP&U, a retail energy supplier serving residential and small commercial markets in Connecticut. The business was re-named “Town Square Energy”, accounted for as a division of TCP (not a separate legal entity), and beginning on July 1, 2012, TCP began selling electricity to retail accounts. On June 1, 2013, the division was reorganized as “Town Square Energy, LLC”, a Delaware limited liability company and wholly-owned, first-tier subsidiary of the Company
UI	The United Illuminating Company, an EDC in Connecticut
Watt (W); Watt-hour (Wh)	Although in everyday usage, the terms “energy” and “power” are essentially synonyms, scientists, engineers, and the energy business distinguish between them. Technically, energy is the ability to do work, or move a mass a particular distance by the application of force while power is the rate at which energy is generated or consumed. Energy is measured in joules and power is measured in watts. A watt is equal to one joule per second.
In the case of electricity, power is also equal to voltage or the difference in charge between two points multiplied by amperage or the current or rate of electrical flow. The energy supplied or consumed by a circuit is measured in watt-hours.
For example, when a light bulb with a power rating of 100W is turned on for one hour, the energy used is 100 watt-hours. This same amount of energy would light a 40-watt bulb for 2.5 hours or a 50-watt bulb for 2.0 hours.
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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause our actual results to differ materially from those indicated in forward-looking statements made by or on behalf of the Company in this Form 10-Q, in presentations, on our website, in response to questions, or otherwise. You should not place undue reliance on any forward-looking statement. Examples of forward-looking statements include, among others, statements we make regarding:

•	Expected operating results, such as revenue growth and earnings;
•	Anticipated levels of capital expenditures and expansion of our retail electricity business segment;
•	Current or future price volatility in the energy markets and future market conditions;
•	Our belief that we have sufficient liquidity to fund our operations during the next 12 months;
•	Expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities, and governmental and regulatory investigations and proceedings;
•	Our strategies for risk management; and
•	Any other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission

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

Part I – Financial Information

Item 1 - Financial Statements (Unaudited)

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
Assets	Unaudited
Current assets
Cash	$4,652,461	$771,852
Trading accounts and deposits	10,434,788	12,025,023
Accounts receivable - trade	1,328,151	2,191,267
Prepaid expenses and other assets	435,638	189,808
Total current assets	16,851,038	15,177,950

Equipment and furniture, net	528,880	571,232

Other assets
Intangible assets, net	465,652	125,326
Deferred financing costs, net	374,222	388,979

Total assets	$18,219,792	$16,263,487

Liabilities and Members' Equity

Current liabilities
Accounts payable - trade	$1,046,925	$1,469,301
Accrued expenses	293,336	70,378
Accrued compensation	1,538,463	1,984,388
Accrued interest	264,908	44,472
Accrued distributions	–	15,867
Notes payable, related parties	–	866,665
Notes payable	3,103,247	3,400,262
Renewable unsecured subordinated notes	2,158,295	738,693
Obligations under non-competition agreement	250,000	–
Total current liabilities	8,655,174	8,590,026

Long-term debt & other liabilities
Renewable unsecured subordinated notes	3,078,675	1,274,445
Obligations under non-competition agreement	125,000	–
Total liabilities	11,858,849	9,864,471

Commitments and contingencies

Redeemable preferred equity	–	2,745,000

Members' equity
Series A preferred equity	2,745,000	–
Common equity	3,393,864	3,196,737
Accumulated other comprehensive income	222,079	457,279
Total members' equity	6,360,943	3,654,016
Total liabilities and members' equity	$18,219,792	$16,263,487

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months and Six Months ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Wholesale trading revenue, net	$7,791,798	$3,612,495	$14,588,866	$7,425,132
Retail electricity revenue	1,598,029	–	3,035,358	–
	9,389,827	3,612,495	17,624,224	7,425,132

Costs and expenses
Cost of retail electricity sold	1,597,920	–	3,282,302	–
Retail sales and marketing	37	–	425	–
Compensation and benefits	2,777,789	2,773,662	6,378,401	4,874,423
Professional fees	2,572,644	612,165	3,499,832	1,237,214
Other general and administrative	699,418	454,739	1,331,470	798,250
Trading tools and subscriptions	263,347	271,562	485,967	473,740
	7,911,155	4,112,128	14,978,397	7,383,627

Operating income (loss)	1,478,672	(499,633)	2,645,827	41,505

Other income (expense)
Interest expense	(359,712)	(362,870)	(708,533)	(728,280)
Interest income	8,166	8,759	15,699	18,673
(Loss) on foreign currency exchange	(573)	(8,025)	(327)	(16,664)
	(352,119)	(362,136)	(693,161)	(726,271)
Income (loss) before income taxes	1,126,553	(861,769)	1,952,666	(684,766)
Income tax provision	8,823	50,500	8,823	87,782

Net income (loss)	1,117,730	(912,269)	1,943,843	(772,548)

Preferred distributions	(137,250)	(137,250)	(274,500)	(228,750)

Net income (loss) attributable to common	980,480	(1,049,519)	1,669,343	(1,001,298)

Other comprehensive loss
Foreign currency translation adjustment	(123,726)	(58,270)	(160,800)	(39,258)
Change in fair value of cash flow hedges	(205,493)	–	(74,400)	–

Comprehensive income (loss)	$651,261	$(1,107,789)	$1,434,143	$(1,040,556)

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
	Unaudited	Unaudited
Cash flows from operating activities
Net income (loss)	$1,943,843	$(772,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	271,831	103,521
Loss on sale of equipment and furniture	2,275	–
(Increase) decrease in:
Trading accounts and deposits	1,515,835	2,609,445
Accounts receivable - trade	863,116	(524,401)
Prepaid expenses and other assets	(245,830)	(79,060)
Increase (decrease) in:
Accounts payable - trade	(422,376)	1,583,082
Accrued expenses	222,958	(5,951)
Accrued compensation	(445,925)	(1,238,907)
Accrued interest	220,436	35,993
Net cash provided by operating activites	3,926,163	1,711,174

Cash flows from investing activities
Purchase of equipment and furniture	(57,323)	(111,658)
Purchase of intangible assets	–	(160,000)
Payments on obligations under non-competition agreement	(125,000)	–
Net cash used in investing activities	(182,323)	(271,658)

Cash flows from financing activities
Deferred financing costs	–	(393,990)
Payments on notes payable	(1,163,680)	(819,084)
Issuance of renewable unsecured subordinated notes	3,424,033	375,000
Redemption of renewable unsecured subordinated notes	(200,201)	–
Preferred distributions	(290,367)	(188,440)
Common distributions	(1,472,216)	(370,372)
Redemption of common units	–	(100,000)
Net cash provided by (used in) financing activities	297,569	(1,496,886)

Net increase (decrease) in cash	4,041,409	(57,370)
Effect of exchange rate changes on cash	(160,800)	(29,779)

Cash:
Beginning of period	771,852	971,081
End of period	$4,652,461	$883,932

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
	Unaudited	Unaudited
Non-cash investing and financing activities:

Effective portion of cash flow hedge	$(156,432)	$–

Obligations under non-competition agreement	$500,000	$–

Series A preferred units issued in exchange for redeemable preferred units	$2,745,000	$–

Redeemable preferred units issued in exchange for certain notes payable	$–	$2,745,000

Accrued distributions - preferred	$–	$40,310

Accrued distributions - common	$–	$83,389

Supplemental disclosures of cash flow information:
Cash payments for interest	$507,842	$551,020

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

Wholesale Energy Trading

The Company trades financial and physical contracts in wholesale electricity markets managed by Independent System Operators or Regional Transmission Organizations (collectively, the “ISOs”) including those managed by the Midcontinent Independent System Operator (“MISO”), the Electric Reliability Council of Texas (“ERCOT”), the PJM Interconnection (“PJM”), ISO New England (“ISO-NE”), and the New York Independent System Operator (“NYISO”). The Company also trades electricity and other energy-related commodities and derivatives on exchanges operated by the Intercontinental Exchange® (“ICE”), the Natural Gas Exchange Inc. (“NGX”), and the CME Group (“CME”). U.S. ISOs with the exception of ERCOT are regulated by FERC. The Commodity Futures Trading Commission (“CFTC”) regulates ICE, NGX, and CME.

In general, the Company’s trading activities are characterized by the acquisition of electricity or other energy-related commodities at a given location and its delivery to another. Financial transactions settle in cash in an amount equal to the difference between the purchase and sale prices, while physical transactions are settled by the delivery of the commodity. ISO-traded financial contracts are also known as virtual trades, are outstanding overnight, and settle the next day. The Company may also trade physical electricity between certain markets, buying in one market and selling in another. On ICE, NGX, and CME, from time to time, the Company may trade electricity, natural gas, and oil derivatives and hold an open interest in these contracts overnight or longer.

Regardless of the market or contract type, non-rated participants such as the Company are typically required to place cash collateral with market operators in order to trade, with the specific amounts of such depending upon the rules and requirements of the particular market.

Retail Energy Services

On June 29, 2012, a subsidiary of the Company, Twin Cities Power, LLC, (“TCP”), acquired certain assets and the business of Community Power & Utility LLC (“CP&U”), a retail energy supplier serving residential and small commercial markets in Connecticut. The business was re-named “Town Square Energy” (“TSE”), was accounted for as a division of TCP (not a separate legal entity), and beginning on July 1, 2012, began selling electricity to retail accounts. On June 1, 2013, the TSE division was reorganized as “Town Square Energy, LLC”, a Delaware limited liability company and wholly-owned, first-tier subsidiary of the Company (the “TSE Spin Up”).

2.	Summary of Significant Accounting Policies

A description of our significant accounting policies is included in the 2012 Form 10-K and our interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in that report.

Results for the six month period ended June 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013.

Trading Accounts and Deposits

Cash held in trading accounts may be unavailable at times for immediate withdrawal depending upon trading activity. Cash needed to meet credit requirements and that was available for immediate withdrawal as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012

Credit requirement	$2,467,507	$3,445,912
Available credit	7,967,281	8,579,111
Trading accounts and deposits	$10,434,788	$12,025,023

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

The Company’s agreements with the ISOs, ICE, and NGX permit net settlement of contracts, including the right to offset cash collateral in the settlement process. Accordingly, the Company nets cash collateral against the derivative position in the accompanying consolidated balance sheets. All realized and unrealized gains and losses on derivative instruments held for trading purposes are recorded in revenues. Substantially all the Company’s wholesale revenues are generated by these trading activities.

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

Commodity Derivative Instruments

In its businesses, the Company is exposed to risk due to changes in commodity prices, interest rates, foreign exchange rates, and credit quality. We manage some of these risks using derivative instruments and account for them in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires all derivatives to be recorded on the balance sheet at fair value. The following table lists the fair values of the Company’s derivative assets and liabilities as of June 30, 2013 and December 31, 2012:

	Balance	Fair Value
	Sheet Classification	Asset Derivatives	Liability Derivatives
At June 30, 2013
Designated as hedging instruments:
Energy commodity contracts	Trading accounts and deposits	$123,990	$280,422
Not designated as hedging instruments:
Energy commodity contracts	Trading accounts and deposits	29,864	34,784
Total derivative instruments		153,854	315,206
Cash in collateral and deposit accounts	Trading accounts and deposits	10,596,140	–
Trading accounts and deposits, net		$10,749,994	$315,206

At December 31, 2012
Designated as hedging instruments:
Energy commodity contracts	Trading accounts and deposits	$63,571	$158,880
Not designated as hedging instruments:
Energy commodity contracts	Trading accounts and deposits	99,264	12,264
Total derivative instruments		162,835	171,144
Cash in collateral and deposit accounts	Trading accounts and deposits	12,033,332	–
Trading accounts and deposits, net		$12,196,167	$171,144

In our wholesale operations, we use derivative contracts for trading purposes, seeking to profit from perceived opportunities driven by expected changes in market prices. All realized and unrealized gains and losses on derivative instruments are recorded in revenues.

In our retail business, the Company is exposed to volatility in the cost of energy acquired for sale to customers and, as a result, we may use derivatives to hedge or reduce this variability, since changes in the price of certain derivatives are expected to be highly effective at offsetting changes in this cost. Our retail operations follow the ASC 815 guidance that permits hedge accounting under which the effective portion of gains or losses from the derivative and the hedged item are recognized in earnings in the same period. To qualify for hedge accounting, the hedge relationships must meet extensive documentation requirements and hedge effectiveness and ineffectiveness must be assessed and measured on an on-going basis.

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

For the fourth quarter of 2012, the Company hedged the cost of 5,120 MWh or 54% of the 9,477 MWh of electricity sold to its retail customers in such period. As of December 31, 2012, we had hedged the cost of 22,160 MWh (approximately 37% of our expected 2013 electricity purchases for the customers receiving service from us as of that date) and $82,032 of the loss on the effective portion of the hedge was deferred and included in accumulated other comprehensive income (“AOCI”). During the six months ended June 30, 2013, $253,243 of accumulated net gains on the cash flow hedges in place during the period were reclassified to cost of energy sold. During the three and six months ended June 30, 2013 and 2012, hedge ineffectiveness was immaterial or nonexistent for all hedges.

For the first six months of 2013, the Company hedged the cost of 41,360 MWh or 97% of the 42,561 total MWh of electricity purchased for its retail customers in such period. As of June 30, 2013, we had hedged the cost of 63,680 MWh (approximately 84% of our expected electricity purchases for the remainder of 2013) and $156,432 of the loss on the effective portion of the hedge was deferred and included in AOCI. This amount is expected to be reclassified to cost of energy sold by December 31, 2013.

The following table summarizes the amount of gain or loss recognized in AOCI or earnings for derivatives designated as hedges for the periods indicated:

Period/Derivative	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)
Three Months Ended June 30, 2013
Cash flow hedge	$(377,953)	Cost of energy sold	$(172,460)
Six Months Ended June 30, 2013
Cash flow hedge	$178,843	Cost of energy sold	$253,243
Year Ended December 31, 2012
Cash flow hedge	$(82,032)	Cost of energy sold	$5,683

Accumulated Other Comprehensive Income

The following table provides details with respect to changes in accumulated other comprehensive income as presented in our consolidated balance sheets, including those relating to our designated cash flow hedges, for the period from January 1, 2013 to June 30, 2013:

Three Months Ended June 30, 2013	Foreign Currency	Cash Flow Hedges	Total
Balance - March 31, 2013	$502,237	$49,061	$551,298
Other comprehensive income (loss) before reclassifications	(123,726)	(377,953)	(501,679)
Amounts reclassified from accumulated other comprehensive income	–	172,460	172,460
Net current period other comprehensive income (loss)	(123,726)	(205,493)	(329,219)
Balance - June 30, 2013	$378,511	$(156,432)	$222,079

Six Months Ended June 30, 2013
Balance - December 31, 2012	$539,311	$(82,032)	$457,279
Other comprehensive income (loss) before reclassifications	(160,800)	178,843	18,043
Amounts reclassified from accumulated other comprehensive income	–	(253,243)	(253,243)
Net current period other comprehensive income (loss)	(160,800)	(74,400)	(235,200)
Balance - June 30, 2013	$378,511	$(156,432)	$222,079

Deferred Financing Costs

Prior to the May 10, 2012 effective date of its Notes Offering, the Company incurred certain professional fees and filing costs associated with the offering totaling $393,990. The Company has capitalized these costs and amortizes them on a monthly basis over the weighted average term of the Subordinated Notes sold, exclusive of any expected renewals. Deferred financing costs, net as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Deferred financing costs	$393,990	$393,990
Less: accumulated amortization	(19,768)	(5,011)
Deferred financing costs	$374,222	$388,979

Total amortization for the three and six months ended June 30, 2013 was $9,101 and $14,757, respectively, and for the year ended December 31, 2012, it was $5,011. Amortization is included in other general and administrative expenses.

Foreign Currency Translation

For subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the month and income statement accounts are translated at average monthly exchange rates for the period. Foreign currency transactions denominated in a foreign currency result in gains and losses due to the increase or decrease in exchange rates between periods. Translation gains and losses are included as a separate component of equity. Gains and losses from foreign currency transactions are included in other income or expense.

Foreign currency transactions resulted in losses of $573 and $8,025 for the three months, and $327 and $16,664 for the six months ended June 30, 2013 and 2012, respectively.

Accounts Receivable - Trade

Accounts receivable – trade consists of receivables from both our wholesale trading and retail segments. Wholesale trading receivables represent net settlement amounts due from a market operator or an exchange while those from retail include amounts resulting from sales to end-use customers.

	June 30, 2013	December 31, 2012
Wholesale trading	$515,257	$1,756,926
Retail energy services - billed	582,522	235,996
Retail energy services - unbilled	230,372	198,345
Accounts receivable - trade	$1,328,151	$2,191,267

All receivables are reported at the amount management expects to collect from outstanding balances. Differences between amounts due and expected collections are reported in the results of operations for the period in which those differences are determined. There was no allowance for doubtful accounts as of June 30, 2013 or December 31, 2012.

Profits Interests

Certain second-tier subsidiaries of the Company have Class B members. Under the terms of the subsidiaries’ member control agreements, Class B members have no voting rights, are not required to contribute capital, and have no rights to distributions following termination of employment, but are entitled to a defined share of profits while employed. Since Class B members have no corporate governance rights or risk of capital loss (or gain), they do not own non-controlling equity interests and profits interests payments are recorded as compensation expense during the period earned and are classified as accrued compensation on the balance sheet.

During the three and six months ended June 30, 2013 and 2012, the Company included $633,667 and $656,626 and $2,108,072 and $1,498,828, respectively, in compensation and related expenses, representing the allocation of profits interests to Class B members.

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

Income Taxes

Except for CAN, the Company’s subsidiaries are not taxable entities for federal income tax purposes. As such, the Company does not directly pay federal income tax. Taxable income or loss, which may vary substantially from the net income or net loss reported in our consolidated statements of comprehensive income, is includable in the federal income tax returns for each member. Holders of the Company’s preferred units are taxed based on distributions received, while holders of common units are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for federal or state income taxes has been made for those entities.

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

On November 12, 2012, a letter from the Minnesota Department of Revenue was received notifying the Company that TCP’s 2009, 2010, and 2011 returns were under review by the Department. The final audit report was issued by the Department on May 29, 2013. The results of the final audit had no impact on the financial position or results of operations of the Company.

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

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current period’s presentation. There was no effect on members’ equity or net income as previously reported. The reclassification of the ABN AMRO Margin Agreement monthly commitment fee from other general and administrative to interest expense was the most significant change.

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

Effective June 1, 2013 in connection with the TSE Spin-Up as a separate subsidiary of the Company, TSE and TCP entered into a Master Power Purchase and Sale Agreement on the Edison Electric Institute form (the “PSA”). Consequently, for the six months ended June 30, 2013, there were intercompany transactions between segments in connection with this agreement. All such transactions were effected at cost with no markup or markdown and all such transactions have been eliminated in consolidation.

Information on segments for the six and three month periods ended June 30, 2013 is as follows:

	Wholesale Energy Trading	Retail Energy Services	Corporate	Eliminations	Consolidated Total
Six Months Ended
Ended June 30, 2013
Revenues*	$14,588,866	$3,035,358	$2,626,000	$(2,626,000)	$17,624,224
Costs of retail electricity sold	–	3,282,302	–	–	3,282,302
Retail sales & marketing	–	425	–	–	425
Compensation & benefits	5,379,839	85,180	913,382	–	6,378,401
Professional fees	2,693,272	124,740	681,820	–	3,499,832
Other general & administrative	2,535,885	409,207	1,012,378	(2,626,000)	1,331,470
Trading tools & subscriptions	451,757	17,615	16,595	–	485,967
Operating costs & expenses	11,060,753	3,919,469	2,624,175	(2,626,000)	14,978,397
Operating income (loss)	$3,528,113	$(884,111)	$1,825	$–	$2,645,827
Capital expenditures	$30,549	$–	$26,774	$–	$57,323

Three Months Ended
Ended June 30, 2013
Revenues*	$7,791,798	$1,598,029	$1,441,000	$(1,441,000)	$9,389,827
Costs of retail electricity sold	–	1,597,920	–	–	1,597,920
Retail sales & marketing	–	37	–	–	37
Compensation & benefits	2,266,026	43,619	468,144	–	2,777,789
Professional fees	2,088,328	75,222	409,094	–	2,572,644
Other general & administrative	1,447,826	151,630	540,962	(1,441,000)	699,418
Trading tools & subscriptions	242,421	12,162	8,764	–	263,347
Operating costs & expenses	6,044,601	1,880,590	1,426,964	(1,441,000)	7,911,155
Operating income (loss)	$1,747,197	$(282,561)	$14,036	$–	$1,478,672
Capital expenditures	$14,001	$–	$15,448	$–	$29,449

* Wholesale Energy Trading revenue is net of costs.

Information on segments as of June 30, 2013 is as follows:

	Wholesale Energy Trading	Retail Energy Services	Corporate	Eliminations	Consolidated Total
At June 30, 2013
Identifiable Assets
Cash	$2,437,275	$–	$2,215,186	$–	$4,652,461
Trading accounts & deposits	9,402,278	1,032,510	–	–	10,434,788
Accounts receivable - trade	515,257	812,894	–	–	1,328,151
Prepaid expenses & other assets	152,904	66,670	216,064	–	435,638
Total current assets	12,507,714	1,912,074	2,431,250	–	16,851,038
Equipment & furniture, net	93,344	4,899	430,637	–	528,880
Intangible assets, net	–	90,652	375,000	–	465,652
Deferred financing costs, net	–	–	374,222	–	374,222
Total assets	$12,601,058	$2,007,625	$3,611,109	$–	$18,219,792

Identifiable Liabilities & Equity
Accounts payable - trade	$291,827	$259,046	$496,052	$–	$1,046,925
Accrued expenses	–	289,904	3,432	–	293,336
Accrued compensation	1,523,463	–	15,000	–	1,538,463
Accrued interest & distributions	–	–	264,908	–	264,908
Notes payable	–	–	3,103,247	–	3,103,247
Subordinated notes	–	–	2,158,295	–	2,158,295
Obligations under NCA	–	–	250,000	–	250,000
Total current liabilities	1,815,290	548,950	6,290,934	–	8,655,174
Subordinated notes	–	–	3,078,675	–	3,078,675
Obligations under NCA	–	–	125,000	–	125,000
Total liabilities	1,815,290	548,950	9,494,609	–	11,858,849
Investment in subsidiaries	(5,032,476)	3,436,094	1,596,382	–	–
Series A preferred equity	–	–	2,745,000	–	2,745,000
Common equity	15,439,733	(1,820,987)	(10,224,882)	–	3,393,864
AOCI	378,511	(156,432)	–	–	222,079
Total members' equity	10,785,768	1,458,675	(5,883,500)	–	6,360,943
Total liabilities & equity	$12,601,058	$2,007,625	$3,611,109	$–	$18,219,792

4.	Financial Instruments

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

The fair values of the Company’s cash, accounts receivable, and accounts payable were considered to approximate their carrying values at June 30, 2013 and December 31, 2012 due to the immediate and short-term nature of the accounts. The fair value of related party notes payable may be different from their carrying values. No assessment of the fair value of these obligations has been completed and there is no readily available market price. However, management believes that the carrying values are a reasonable approximation of fair value at June 30, 2013 and December 31, 2012.

Management believes the carrying values of the Company’s notes payable, renewable unsecured subordinated notes, Series A preferred units, and redeemable preferred units reasonably approximate their fair values at June 30, 2013 and December 31, 2012 due to the relatively new age of these particular instruments.

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

As of June 30, 2013, there were four accounts with a receivable balance greater than 10% that aggregated 93% of total consolidated accounts receivable.

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

The following table presents the amounts of assets measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Total
June 30, 2013
Trading accounts and deposits	$10,434,788	$–	$–	$10,434,788

December 31, 2012
Trading accounts and deposits	$12,025,023	$–	$–	$12,025,023

7.	Intangible Assets

On June 29, 2012, TCP acquired certain assets and the business of Community Power & Utility LLC (“CP&U”), a retail energy supplier serving residential and small commercial markets in Connecticut, for $160,000. The business was re-named “Town Square Energy” and was run as a division of TCP until its reorganization on June 1, 2013 as a separate wholly-owned subsidiary of the Company.

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

Effective January 1, 2013, in connection with the sale of his units to Timothy S. Krieger, the Company’s founder, Chairman, Chief Executive Officer, and controlling member, the Company entered into a Non-Competition Agreement with David B. Johnson, a current governor of the Company valued at $500,000, to be amortized and paid in equal installments over 24 months.

As of June 30, 2013 and December 31, 2012, intangible assets consisted of the following:

	June 30, 2013	December 31, 2012
Acquisition of CP&U	$160,000	$160,000
Non-competition agreement	500,000	–
Less: accumulated amortization	(194,348)	(34,674)
Intangible assets, net	$465,652	$125,326

Total amortization for the three months and six months ended June 30, 2013 and 2012 was $79,837 and $0 and $159,674 and $0, respectively, and is included in other general and administrative expenses.

8.	Debt

Notes payable by the Company are summarized as follows:

	June 30, 2013	December 31, 2012
Note payable to HTS (as defined below), dated October 1, 2011, quarterly payments of principal of $485,751 plus interest at 15% per annum until maturity on October 1, 2013 with a balloon principal payment of the remaining outstanding obligation	$2,903,247	$3,400,262
Note payable to John O. Hanson, dated April 8, 2011, accruing interest at 20%. The loan is payable on demand or on December 31, 2013. See Related Party Indebtedness below.	200,000	200,000
Note payable to Patrick C. Sunseri, an employee and related party, dated July 16, 2009, monthly payments of $166,667 plus interest at 15% per annum until April 1, 2013. This note is secured by all cash, accounts receivable, and other assets of TCP and is personally guaranteed by one member of TCPH.	–	666,665
Renewable Unsecured Subordinated Notes, see below.	5,236,970	2,013,138
	$8,340,217	$6,280,065

Notes payable by maturity are summarized as follows:

	June 30, 2013	December 31, 2012
2013 or on demand	$5,261,542	$5,005,620
2014 to June 30	–	–
Current maturities	5,261,542	5,005,620

2014 after June 30	193,500	283,500
2015	699,200	350,690
2016	385,010	193,500
2017	443,960	281,755
2018 & thereafter	1,357,005	165,000
Long term debt	3,078,675	1,274,445
Total	$8,340,217	$6,280,065

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

The Margin Agreement was amended on May 31, 2013 to reduce the uncommitted credit line to $15,000,000, the commitment fee to $25,000 per month, and the covenant with respect to net liquidating equity as defined to $1,500,000.

As of June 30, 2013, there were no borrowings outstanding under the Margin Agreement and the Company was in compliance with all covenants. See Borrowings from HTS for certain restrictions on the Margin Agreement not imposed by ABN AMRO, but in connection with an amendment to the HTS Note as defined below.

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

The HTS Note contains certain affirmative and negative covenants including delivery of quarterly and annual financial statements and annual tax returns, maintenance of business, and restrictions on additional indebtedness, as well as specifying certain events of default. The HTS Note is jointly and severally guaranteed as to payment of up to $3,711,486 by Mr. Krieger and Michael Tufte. Initially, the HTS Note was payable in twelve equal quarterly installments of principal of $485,751 plus interest at 15% per annum until maturity on October 1, 2014. However, on February 20, 2012, the HTS Note was amended to accommodate the Margin Agreement as follows:

•	CEF may not draw more than $7,000,000 until the Note is paid in full;
•	CEF must maintain not less than $3,000,000 in its ABN AMRO account;
•	The Company shall retain as capital all funds drawn under the Margin Agreement until the HTS Note is paid in full;
•	The Company shall not distribute to its members, directly or indirectly, any of the proceeds of the Margin Agreement;
•	The Company shall maintain a separate accounting with respect to the withdrawal and use of funds; and
•	The maturity date of the HTS Note was shortened by one year to October 1, 2013, and consequently, the Company shall make a balloon principal payment of the remaining outstanding obligation at maturity.

As of June 30, 2013 and December 31, 2012, the Company was in compliance with all covenants with respect to the HTS Note.

Related Party Indebtedness

On September 1, 2006, April 1, 2008, and April 8, 2011, TCP and its predecessor entered into certain borrowing arrangements with John O. Hanson, all accruing interest at an annual rate of 20%. As of December 31, 2011, the total amount owed to Mr. Hanson was $2,945,000. Effective January 31, 2012, TCP sold new issue redeemable preferred units to Mr. Hanson for a purchase price of $2,745,000, paid by conversion of debt, and Mr. Hanson became a related party. Effective July 1, 2012, Mr. Hanson’s preferred units in TCP were exchanged for preferred units issued by the Company with identical financial rights and terms. As a result of these transactions, as of December 31, 2012, the Company owed Mr. Hanson $200,000 and he owned 496 redeemable preferred units with a book value of $2,745,000. On June 28, 2013, Mr. Hanson sold the redeemable preferred units to Mr. Krieger, and consequently, as of June 30, 2013, he is no longer a related party. See Note 9. Ownership.

As of June 30, 2013 and December 31, 2012, the Company was in compliance with all covenants with respect to its note payable to Mr. Hanson.

On May 21, 2012, TCP and Patrick C. Sunseri entered into a First Amendment to the Loan Agreement, Secured Promissory Note, and Security Agreement dated July 16, 2009 (the “Sunseri Loan”). The Amendment changed the annual interest rate to the lower of 15% or the highest rate permitted by law, provided for the repayment of principal and interest over a twelve month period beginning May 1, 2012, added TCPH as a corporate guarantor with respect to TCP’s obligations to Mr. Sunseri, and added certain financial covenants and events of default. The Sunseri Loan was paid in full on April 1, 2013.

Renewable Unsecured Subordinated Notes

On May 10, 2012, the Company’s registration statement on Form S-1 with respect to its offering of up to $50,000,000 of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year Renewable Unsecured Subordinated Notes was declared effective by the SEC. Interest on the Subordinated Notes is paid monthly, quarterly, semi-annually, annually, or at maturity at the sole discretion of each investor and the Company made interest payments during the three and six months ended June 30, 2013 and 2012 of $93,226 and $136 and $128,002 and $136, respectively. Total accrued interest on the Subordinated Notes at June 30, 2013 and December 31, 2012 was $156,335 and $50,553, respectively.

As of June 30, 2013, the Company had $5,236,970 of its Subordinated Notes outstanding as follows:

Initial Term	Principal Amount	Weighted Average Interest Rate
3 months	$241,733	14.70%
6 months	189,906	8.56%
1 year	1,636,656	11.54%
2 years	632,010	12.24%
3 years	542,200	13.17%
4 years	355,705	14.55%
5 years	1,465,760	15.97%
10 years	173,000	13.65%
Total	$5,236,970	13.35%

Weighted average term	35.0 mos

9.	Ownership

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

From the effective date to the redemption date, TCP made guaranteed payments or distributions of $45,750 per month to Mr. Hanson or his designee. At any time prior to December 31, 2013, TCP may repurchase the preferred units for the sum of $2,745,000. If TCP does not repurchase the preferred units prior to such date, Mr. Hanson may require Timothy S. Krieger, TCP’s Chief Executive Officer, to purchase the preferred units on such date. Should TCP default on its obligations to Mr. Hanson, payment of all specified amounts has been personally guaranteed by Mr. Krieger.

Effective July 1, 2012, Mr. Hanson’s preferred units in TCP were exchanged for preferred units issued by the Company with identical financial rights and terms.

Effective June 28, 2013, pursuant to a Membership Unit Purchase Agreement, Mr. Krieger purchased all of the outstanding or 496 redeemable preferred units from Mr. Hanson. Concurrently with the purchase, Mr. Krieger and the Company exchanged the redeemable preferred units for an identical number of new Series A Preferred Units (the “Series A” or the “Series A Preferred”) and the redeemable preferred units were cancelled. The Series A preferred is not redeemable, callable, or convertible, is non-voting with respect to elections to the Company’s Board of Governors, is senior to the Company’s common equity units with respect to rights in liquidation, and is entitled to distributions out of legally available funds in the amount of $92.25 per unit per month.

Pursuant to a Membership Unit Purchase Agreement dated December 31, 2012, Mr. Krieger purchased the 525 units held by DBJ 2001 Holdings, LLC, which is controlled by Mr. Johnson, a governor of the Company.

The Company’s ownership as of June 30, 2013 is summarized below:

	Series A Preferred		Common
	Units held	Percent of class	Units held	Percent of class
Timothy S. Krieger	496	100.00%	4,935	99.50%
Summer Enterprises, LLC	–	0.00%	25	0.50%
Total	496	100.00%	4,960	100.00%

10.	Related Party Transactions

The following table summarizes notes payable to related parties at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
John O. Hanson, owner of redeemable preferred units	$–	$200,000
Patrick C. Sunseri, an employee	–	666,665
	$–	$866,665

Interest expense associated with related party notes was $9,973 and $75,538 for the three months and $31,550 and $206,573 for the six months ended June 30, 2013 and 2012, respectively. See also Note 8. Debt – Related Party Indebtedness and Note 9. Ownership.

On June 23, 2011, the building in which the Company leases its Lakeville, Minnesota office space was sold to Kenyon Holdings, LLC (“Kenyon”), a company owned by Mr. Krieger and Keith W. Sperbeck, its Vice President of Operations. The existing lease with the Company was assumed from the previous owner by Kenyon, pursuant to which the Company was required to pay base rent, real estate taxes, and operating expenses. On November 21, 2011, the Company amended the lease, increasing the amount of rented space from 6,378 to 8,333 square feet, increasing the monthly rent from $7,972 to $10,416, and extending the lease term by two years and three months. On January 1, 2013, the Company and Kenyon entered into a new five year lease replacing the old lease and the addenda thereto. The new lease expires December 31, 2017 and is for 11,910 square feet at a monthly rent of $12,264.

For rent, real estate taxes, and operating expenses during the three and six months ended June 30, 2013 and 2012, the Company paid Kenyon $77,708, $51,463, $136,638, and $104,183, respectively.

Effective January 1, 2013, in connection with the purchase of David B. Johnson’s units by Mr. Krieger, the Company entered in a Non-Competition Agreement (the “NCA”) with Mr. Johnson, a current governor and former member of the Company, pursuant to which the Company is obligated to pay Mr. Johnson $500,000 in twenty-four equal monthly installments of $20,833 each. The total amounts paid pursuant to the NCA during the three and six months ended June 30, 2013 were $62,500 and $125,000, respectively.

On March 5, 2013, CEF entered into a 36 month lease for 1,800 square feet of office space in Tulsa, Oklahoma with the Brandon J. and Heather N. Day Revocable Trust at a monthly rent of $3,750. Mr. Day is an employee of CEF. Total rent paid for the three and six months ended June 30, 2013 was $11,250 and $18,750, respectively.

11.	Commitments and Contingencies

FERC Investigation

On October 12, 2011, FERC initiated a formal non-public investigation into TCE’s power scheduling and trading activity in MISO for the period from January 1, 2010 through May 31, 2011. Depending on the investigation’s outcome, TCE may be liable for legal fees, potential disgorgement of profits, and possible civil penalties. Since the investigation is still ongoing, the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of any potential loss, other than the expenditure of legal fees for defense, which are being expensed as incurred.

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

Two of the three summary judgment applications were dismissed on January 12, 2012. The Company reduced its accrual related to the litigation by C$775,024 during the first quarter of 2012. On April 2, 2012, the Company won its appeal of the attachment order and the funds in trust were released. The total returned was C$1,829,000. All three summary judgment applications were appealed and were heard on July 4, 5, and 6, 2012 by the Alberta Court of Queen’s Bench.

On July 6, 2012, the court dismissed two of the three applications and allowed the third, awarding summary judgment against CAN for a portion of the claim amounting to C$1,376,726. The remainder of the allowed application was ordered to be assessed at a trial. The Company initially appealed the damages award but the appeal was subsequently struck.  As a result, the judgment against CAN still stands.  Apart from CAN, no judgment has been awarded against the Company.

On September 14, 2012, TCE ceased all operations of CAN. In conjunction therewith, and after review of the progress of the restructuring, the potential implications of the FERC investigation described above, and since there were no material assets of CAN available as of either the date of the judgment award or September 14 to satisfy any amount of claim that might be enforceable against CAN, the Company reduced its accrual related to the litigation by C$1,548,570 during the third quarter 2012.

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

PJM Resettlement

On May 11, 2012, the FERC issued an order denying rehearing motions in regards to PJM resettlement amounts confirming its intent to reverse refunds it had granted to a number of market participants in a 2009 order. These refunds were related to transmission line loss refunds issued to the Company by PJM for prior periods. On June 15, 2012 the Company filed a motion for stay pending appeal to FERC; the stay request was denied on July 3, 2012. The Company also filed a stay pending appeal with the U.S. Court of Appeals on June 27, 2012; on July 6, 2012 this request was also denied. Consequently, pursuant to the May 11, 2012 order, the Company was required to return $782,000 to PJM. This amount was included in accounts payable as of June 30, 2012 and was paid in full in July 2012.

On July 9, 2012, several parties filed a petition for review of the May 11, 2012 FERC order with the  U.S Court of Appeals, District of Columbia Circuit.  Certain subsidiaries of TCPH filed motions to intervene in this proceeding as they were not named parties.  On August 6, 2013, the Court of Appeals issued its decision and found that the FERC “acted arbitrarily and capriciously when it effectively ordered PJM to recoup the refunds.”  The Court remanded the case back to FERC and directed it to either change its determination on recouping the refunds or explain why it should have denied refunds in the first place and why recouping those refunds was warranted. The Court stated that pending this reconsideration by FERC the status quo should be preserved and no repayments directed. However, FERC was counseled not to delay in responding to the Court’s remand.

Due to the uncertainty surrounding the outcome of this remand, the Company is presently unable to determine whether or not the amounts it paid to PJM as a result of the FERC recoupment order could be returned.

Guarantees

In the ordinary course, TCPH provides guarantees for the future obligations of TCP, SUM, and CEF with respect to their participation in PJM, MISO, and ERCOT. As of June 30, 2013, such guarantees were in an unlimited amount for PJM, up to $2,000,000 for MISO, and up to $5,000,000 for ERCOT.

The Company also guaranteed payment of TCP’s obligations with respect to the Sunseri loan, which was paid in full on April 1, 2013.

12.	Subsequent Events

From July 1, 2013 to August 12, 2013, the Company sold additional Subordinated Notes totaling $1,189,200 with a weighted average term of 23.3 months and bearing a weighted average interest rate of 12.72%.

On July 1, 2013, the Company made distributions to its common member of $600,000.

On July 29, 2013, the Company made a principal prepayment of $1,500,000 on the HTS Note.

The Company has evaluated subsequent events occurring through the date that the financial statements were issued.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2012 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading “Forward-Looking Statements”, “Item 1A – Risk Factors” of our 2012 Form 10-K, and the “Risk Factors” section of our Form S-1. Our business, financial condition, or results of operations could suffer if the risks set forth are realized.

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

Wholesale electricity prices are driven by supply and demand and actually change minute-by-minute. Near term demand is largely affected by the weather and consumer behavior while supply is driven by plant availability and fuel prices, particularly for natural gas as it is the fuel of choice for marginal generation requirements. Wholesale prices are typically quoted as “on-peak”, “off-peak”, or “flat”, and in dollars per megawatt-hour ($/MWh). Peak hours are generally the 16 hours ending 0800 (8:00 am) to 2300 (11:00 pm) on weekdays, except for the NERC holidays of New Year’s Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day, and Christmas Day. Off-peak periods are all NERC holidays and weekend hours plus the 8 weekday hours from the hour ending at 2400 (midnight) until the hour ending at 0700 (7:00 am). Each month in a calendar year has a different number of on-peak and off peak hours, consequently, the flat price for a given month takes this into account. The flat price for a day is simply the average of the 24 hourly prices.

In the longer term, retail electricity prices reflect supply-side factors such as fuel prices and availability, generation technologies, plant and line construction and maintenance costs, and capital costs. Demand-side factors include population growth, economic activity, and energy efficiency. Governmental policies and regulations with respect to energy and the environment affect both the supply of, and demand for, electricity. Retail prices are quoted in cents per kilowatt-hour (¢/kWh).

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

This new regulatory approach centered on deregulation of generation and retail marketing functions while continuing the traditional cost-of-service method for transmission and distribution service providers, now known as electric distribution company or an “EDC”. EDCs are responsible for delivering power, billing consumers, and resolving service issues, but customers are free to purchase their energy from any licensed supplier operating in the state.

For example, a typical residential service bill for 778 kWh from United Illuminating, one of two EDCs operating in Connecticut, for the month from August 9 to September 7, 2011 totaled $153.02 or 19.67¢/kWh. The bill included:

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

Source

United Illuminating web site, accessed May 5, 2013

Company Overview

TCPH was formed as a Minnesota limited liability company on December 30, 2009. On December 31, 2011, TCPH received all of the outstanding membership interests of TCP, CP, and TCE in exchange for issuing ownership interests in TCPH. On June 1, 2013, the TSE division of TCP was reorganized as “Town Square Energy, LLC”, a Delaware limited liability company and wholly-owned, first-tier subsidiary of the Company.

Through these subsidiaries, we hold market-based rate authority from FERC and trade electricity in wholesale markets operated by MISO, ERCOT, PJM, ISO-NE, and NYISO. We also trade energy derivative contracts on exchanges regulated by the CFTC, including ICE, NGX, and CME. We are also authorized by DOE to export electricity to Canada. We are licensed by the states of Connecticut, Massachusetts, and Rhode Island as an electric supplier to retail customers (operations have yet to begin in Massachusetts and Rhode Island), and has a retail electric supplier license application pending in New Hampshire.

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

During the three and six months ended June 30, 2013, 100% of our trading volume in FERC-regulated markets was financial electricity, that is, we traded no physical power. For the comparable periods in 2012, only 0.1% of our trading volume was physical electricity with balance or 99.9% consisting of financial power. The tables below detail our open derivative contracts held for trading purposes as of the dates indicated.

Open Derivative Contracts Held for Trading
As of June 30, 2013
Contract		Contract	Contract Dates			Number	Fair Value
Type	Commodity	Hub	Start	End	Settlement	of Lots	Asset	Liability
Future	Electricity	MISO Indiana Hub	Daily	Daily	Daily	3	$8,032	$–
Future	Electricity	PJM West Hub	Daily	Daily	Daily	29	5,400	25,896
Future	Electricity	PJM AD Hub	Daily	Daily	Daily	17	5,400	368
Future	Electricity	PJM NI Hub	Daily	Daily	Daily	13	1,600	8,520
Call option	Electricity	PJM West Hub	Daily	Daily	Daily	1	8	–
Call option	Electricity	PJM West Hub	Daily	Daily	Daily	22	9,424	–
Totals							$29,864	$34,784

As of December 31, 2012
Contract		Contract	Contract Dates			Number	Fair Value
Type	Commodity	Hub	Start	End	Settlement	of Lots	Asset	Liability
Future	Electricity	MISO Indiana Hub	Daily	Daily	Daily	14	$15,704	$4,568
Future	Electricity	PJM West Hub	Daily	Daily	Daily	82	83,560	1,904
Future	Electricity	MISO Indiana Hub off peak	Daily	Daily	Daily	32	–	5,792
Totals							$99,264	$12,264

Retail Energy Services

We entered the retail energy services business on June 29, 2012 via the CP&U acquisition, and beginning in July 2012, we started selling electricity purchased on ISO-NE, the New England wholesale market, to both residential and small commercial customers in Connecticut. We primarily use direct marketing strategies to sell our services, offer fixed and variable price contracts, and our customers may typically cancel their contracts at any time. We are also looking to grow our retail business both organically and via additional acquisitions.

Revenue from the retail sale of electricity is recorded in the period in which customers consume the commodity, net of any applicable sales tax. Revenue applicable to electricity consumed but not yet billed under the cycle billing method is estimated and accrued along with the related costs. Changes in estimates are reflected in operations in the period in which they are refined. The following table summarizes our retail results to date. As we were not in the retail business until July 1, 2012, there is no prior comparative for this year’s quarter.

	2012			2013
	Q3	Q4	Year	Q1	Q2	YTD
	Sep 30,	Dec 31,	Dec 31,	Mar 31,	Jun 30,	Jun 30,
	2012	2012	2012	2013	2013	2013
Unit Sales, Revenues & Average Price
Revenues ($000s)	134	683	817	1,437	1,598	3,035
Unit sales (MWh)	1,987	9,477	11,464	19,099	21,365	40,464
Average retail price (¢/kWh)	6.74	7.21	7.13	7.53	7.48	7.50

Customer Counts
New sign-ups during period	1,730	2,249	3,979	3,365	2,081	5,446
Avg daily sign-up rate	19	24	22	37	23	30

Receiving service, EoP	1,480	3,597	3,597	7,152	9,281	9,281
Net periodic growth rate	1380%	143%	3497%	99%	30%	158%

Load & Usage
Total load (MW), EoP	5	12	12	21	27	27
Total avg daily use (MWh), EoP	49	119	119	226	285	285

Avg load per customer (kW)	3.355	3.212	3.212	3.001	2.919	2.919
Avg daily use per customer (kWh)	33	33	33	32	31	31

Our cost of electricity sold includes the costs of purchased power such as energy, capacity, and ancillary services, renewable energy certificates, bad debt expense, and gains net of losses and commissions on derivative contracts used to hedge volatility in power purchase costs. we have designated the derivative contracts detailed below as cash flow hedges for a portion of our expected 2013 cash power purchases for retail. We are typically required to maintain cash deposits in separate accounts to meet wholesale financial assurance requirements and derivative contract margin requirements, which amounts are included in “trading accounts and deposits”.

The tables below detail, as of June 30, 2013 and December 31, 2012, our open derivative contracts held for hedging purposes.

Open Derivative Contracts Designated as Cash Flow Hedges

As of June 30, 2013
Contract	Contract	Delivery	On Peak/ Off Peak Hours in	Load	Energy	Wtd Avg Price	Fair Value
Type	Hub	Month	Month	(MW)	(MWh)	($/MWh)	Asset	Liability
Electricity future	ISO-NE Mass Hub on peak	Jul 2013	352	25	8,800	$54.41	$–	$1,144
Electricity future	ISO-NE Mass Hub on peak	Aug 2013	352	20	7,040	53.64	–	20,504
Electricity future	ISO-NE Mass Hub on peak	Sep 2013	320	15	4,800	48.43	–	38,800
Electricity future	ISO-NE Mass Hub on peak	Oct 2013	368	10	3,680	52.28	–	48,300
Electricity future	ISO-NE Mass Hub on peak	Nov 2013	320	10	3,200	52.28	–	24,080
Electricity future	ISO-NE Mass Hub on peak	Dec 2013	336	10	3,360	52.28	59,220	–
Electricity future	ISO-NE Mass Hub off peak	Jul 2013	392	15	5,880	40.42	–	25,970
Electricity future	ISO-NE Mass Hub off peak	Aug 2013	392	15	5,880	40.42	–	32,732
Electricity future	ISO-NE Mass Hub off peak	Sep 2013	400	10	4,000	40.63	–	36,700
Electricity future	ISO-NE Mass Hub off peak	Oct 2013	376	10	3,760	40.63	–	35,250
Electricity future	ISO-NE Mass Hub off peak	Nov 2013	400	10	4,000	40.63	–	16,942
Electricity future	ISO-NE Mass Hub off peak	Dec 2013	408	10	4,080	40.63	64,770	–
Totals					58,480 MWh	$46.91	$123,990	$280,422

Open Derivative Contracts Designated as Cash Flow Hedges

As of December 31, 2012
Contract	Contract	Delivery	On Peak/ Off Peak Hours in	Load	Energy	Wtd Avg Price	Fair Value
Type	Hub	Month	Month	(MW)	(MWh)	($/MWh)	Asset	Liability
Electricity future	ISO-NE Mass Hub on peak	Jan 2013	352	10 MW	3,520 MWh	$71.13	$32,331	$–
Electricity future	ISO-NE Mass Hub on peak	Feb 2013	320	5 MW	1,600 MWh	67.38	15,280	–
Electricity future	ISO-NE Mass Hub on peak	Mar 2013	336	5 MW	1,680 MWh	52.28	–	5,208
Electricity future	ISO-NE Mass Hub on peak	Apr 2013	352	5 MW	1,760 MWh	52.28	–	22,440
Electricity future	ISO-NE Mass Hub on peak	May 2013	352	5 MW	1,760 MWh	52.28	–	30,008
Electricity future	ISO-NE Mass Hub on peak	Jun 2013	320	5 MW	1,600 MWh	52.28	–	22,320
Electricity future	ISO-NE Mass Hub on peak	Jul 2013	352	5 MW	1,760 MWh	52.28	–	7,040
Electricity future	ISO-NE Mass Hub on peak	Aug 2013	352	5 MW	1,760 MWh	52.28	–	13,200
Electricity future	ISO-NE Mass Hub on peak	Sep 2013	320	5 MW	1,600 MWh	52.28	–	23,120
Electricity future	ISO-NE Mass Hub on peak	Oct 2013	368	5 MW	1,840 MWh	52.28	–	25,944
Electricity future	ISO-NE Mass Hub on peak	Nov 2013	320	5 MW	1,600 MWh	52.28	–	9,600
Electricity future	ISO-NE Mass Hub on peak	Dec 2013	336	5 MW	1,680 MWh	52.28	15,960	–
Totals					22,160 MWh	$56.36	$63,571	$158,880

Results of Operations

Three Months Ended June 30, 2013 and 2012

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Three Months Ended June 30,
Dollars in thousands	2013		2012		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Wholesale trading revenue, net	$7,792	83.0%	$3,612	100.0%	$4,180	115.7%
Retail electricity revenue	1,598	17.0%	–	0.0%	1,598	na
Net revenue	9,390	100.0%	3,612	100.0%	5,778	160.0%
Operating costs & expenses
Cost of retail electricity sold	1,598	17.0%	–	0.0%	1,598	na
Retail sales & marketing	–	0.0%	–	0.0%	–	na
Compensation & benefits	2,778	29.6%	2,774	76.8%	4	0.1%
Professional fees	2,573	27.4%	612	16.9%	1,961	320.4%
Other general & administrative	699	7.4%	455	12.6%	244	53.6%
Trading tools & subscriptions	263	2.8%	271	7.5%	(8)	-3.0%
Total operating expenses	7,911	84.2%	4,112	113.8%	3,799	92.4%
Operating income (loss)	1,479	15.8%	(500)	-13.8%	1,979	295.8%
Interest expense	(360)	-3.8%	(363)	-10.0%	3	-0.8%
Interest income	8	0.1%	9	0.2%	(1)	-11.1%
Loss on foreign currency exchange	(1)	0.0%	(8)	-0.2%	7	-87.5%
Other income (expense), net	(353)	-3.8%	(362)	-10.0%	9	-2.5%
Income (loss) before income taxes	1,126	12.0%	(862)	-23.9%	1,988	130.6%
Income tax provision (benefit)	9	0.1%	51	1.4%	(42)	-82.4%
Net income (loss)	1,117	11.9%	(913)	-25.3%	2,030	122.3%
Preferred distributions	(137)	-1.5%	(137)	-3.8%	–	0.0%
Net income (loss) attributable to common	$980	10.4%	$(1,050)	-29.1%	$2,030	93.3%

Wholesale trading revenue, net: The average for the PJM West Hub peak price during the second quarter of 2013 was $44.04/MWh with a standard deviation of $7.40, resulting in a coefficient of variation of 17%, compared to $38.86/MWh, $16.70, and 43% for the three months ended June 30, 2012.

The average daily percentage change during the three months ended June 30, 2013 was -0.3%, down from 3.6% for the same period in 2012. The maximum daily price gain during the 2013 quarter was 59.7% compared to 370.1% in 2012 while the greatest daily losses were 45.7% and 80.3%, respectively. The 2013 quarter saw 14 days where the price was up by 10% or more, compared to 8 in the 2012 period. The 2012 period saw 18 days where the price decreased by more than 10%, compared to 13 for the three months ended June 30, 2013.

As shown by the table below, while price levels were higher in the 2013 period, volatility was generally lower compared to 2012.

	3 Months Ended June 30,
PJM West Hub Peak Day Ahead			Increase (decrease)
	2013	2012	Units	Percent
Price ($/MWh)
Average	44.04	38.96	5.18	13%
Maximum	76.88	127.26	(50.38)	-40%
Minimum	33.22	29.16	4.06	14%
Standard deviation	7.40	16.70	(9.30)	-56%
Coefficient of variation (stdev ÷ avg)	17%	43%	-26%	-61%

Daily Percentage Changes
Average	-0.3%	3.6%	-3.9%	-107%
Maximum	59.7%	370.1%	-310.4%	-84%
Minimum	-45.7%	-80.3%	34.6%	-43%
Standard deviation	15.2%	44.1%	-28.9%	-66%

Number of days
Up 10% or more	14	8	6	75%
Between 10% up and 10% down	36	38	(2)	-5%
Down 10% or more	13	18	(5)	-28%

According to NOAA data, for the three months ended June 30, 2013, heating degree-days for the U.S. totaled 512, up 21% compared to 422 for the same period last year and 3% compared to the 497 of the 30 year normal (1983-2012). Cooling degree-days during the second quarter of 2013 totaled 370, down 13% compared to 427 for the same period last year and down 1% compared to the normal of 373. Consequently, the weather in the second quarter of 2013 was markedly cooler than last year, but about normal.

EIA data indicates that for the three months ended June 30, 2013, the Henry Hub natural gas spot price averaged $4.02/MCF, 76% more 2012’s second quarter average mark of $2.29 and 23% below the 5 year average price of $5.23. Weekly storage levels averaged 2,084 BCF or 25% less than 2012’s level and 3% below the 5-year average.

	3 Months Ended June 30,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2013	2012	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	512	422	497	90	21%	15	3%
Cooling degree-days	370	427	373	(57)	-13%	(3)	-1%
Avg temperature (°F)	60.3	63.7	61.6	(3.5)	-5%	(1.3)	-2%

Natural Gas
Henry Hub spot price ($/MCF)	4.02	2.29	5.23	1.73	76%	(1.21)	-23%
Working gas in underground storage, Lower 48 states, EIA weekly estimates (BCF)	2,084	2,764	2,137	(680)	-25%	(53)	-3%

[1]	"LTA” abbreviates long term average. For weather data, the period is 1983-2012 and for natural gas it is 2008-2012.

Largely as a result of these factors, for the three months ended June 30, 2013, net trading revenue increased by $4,180,000 or 115.7% to $7,792,000 compared to $3,612,000 for the comparable period in 2012.

Retail electricity sales: We recognized revenue of $1,598,000 in the three months ended June 30, 2013. As we were not in the retail business until July 1, 2012, there is no prior comparative for this year’s quarter.

Costs of retail electricity sold: Our cost of electricity sold includes the costs of purchased power such as energy, capacity, and ancillary services, renewable energy certificates, bad debt expense, and gains net of losses and commissions on derivative contracts used to hedge power purchase costs. For the quarter ended June 30, 2013, the Company purchased all of the electricity sold to retail customers in ISO-NE’s day-ahead and real-time wholesale markets.

For the second quarter of 2013, we hedged the cost of 25,440 MWh or 113% of the 22,467 MWh of electricity purchased for our retail customers in such period. In anticipation of hotter than normal weather in June, we intentionally over-hedged to cover expected peak loads. However, the heat did not develop as anticipated and was not sustained. This hedge had the effect of increasing cost of goods sold by $172,460 or approximately $8.25/MWh.  As of June 30, 2013, we had hedged the cost of 63,680 MWh or about 85% of our expected electricity purchases for the balance of 2013 and $156,432, representing the net loss on the effective portion of the hedge, was deferred in accumulated other comprehensive income. This amount is expected to be reclassified to cost of energy sold by December 31, 2013.

Compensation and benefits: Compensation and related expenses such as employee benefits and payroll taxes consist primarily of base and incentive compensation paid to our administrative officers, energy traders, and other employees.

For the second quarter of 2013, compensation and benefits increased by $4,000 or 0.1% to $2,778,000 compared to $2,774,000 for the same period in 2012. Our personnel expense is directly related to the revenue we record, since our traders’ compensation is tied to revenue production.

Professional fees: Professional fees consist of legal expenses, audit fees, tax compliance reporting service fees, and other fees paid for outside consulting services.

For the second quarter ended 2013, professional fees increased by $1,961,000 to $2,573,000 compared to $612,000 in the same period in 2012. The increase was due to the addition of a trading consultant at CTG. Certain professional fees related to the Notes Offering incurred prior to its effective date on May 10, 2012 were capitalized as deferred financing costs. The Company also continues to incur legal fees in connection with the former employee litigation in Canada and the FERC investigation.

Other general and administrative: Other general and administrative expenses consist of rent, depreciation, travel, outside retail marketing and customer service costs, and all other direct office support expenses.

For the three months ended June 30, 2013, these costs increased by approximately $244,000 to $699,000 compared to $455,000 for the same period in 2012. The increase was related to marketing costs and administrative expenses associated with the Notes Offering and certain costs and expenses related to our retail business such as contract fees, office expenses, and travel, neither of which were incurred in the second quarter of 2012. Depreciation and amortization is included in other general and administrative expenses and also increased in the second quarter of 2013 by $86,000 from $52,000 to $138,000.

Trading tools and subscriptions: Trading tools and subscriptions consist primarily of amounts paid for services that provide weather reports and forecasting, electrical load forecasting, congestion analysis and other factors relative to electricity production and consumption.

For the quarter ended June 30, 2013, trading tools and subscriptions decreased by $8,000 or 3% to $263,000 compared to $271,000 for the comparable period in 2012. The Company has evaluated trading tools and subscriptions and has discontinued the use of certain services.

Other income (expense): Other expense, net of other income, decreased by $9,000 to $353,000 for the period ending June 30, 2013 compared to $362,000 for 2012. As the principal component of other expense, interest expense decreased by $3,000 to $360,000 for the year from $363,000 during 2012. The decrease was attributed primarily to a reduction of the weighted average interest rate paid on our debt, partially offset by an increase in outstanding debt from $6,280,000 at December 31, 2012 compared to $8,340,000 at June 30, 2013.

Provision for taxes: The tax provision is directly related to foreign income taxes associated with CAN. The decrease in taxes is attributed to a decrease in taxable income for CAN.

Preferred distributions: During each of the quarters ended June 30, 2013 and 2012, we paid $137,000 in preferred distributions.

Six Months Ended June 30, 2013 and 2012

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Six Months Ended June 30,
Dollars in thousands	2013		2012		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Wholesale trading revenue, net	$14,589	82.8%	$7,425	100.0%	$7,164	96.5%
Retail electricity revenue	3,035	17.2%	–	0.0%	3,035	na
Net revenue	17,624	100.0%	7,425	100.0%	10,199	137.4%
Operating costs & expenses
Cost of retail electricity sold	3,282	18.6%	–	0.0%	3,282	na
Retail sales & marketing	–	0.0%	–	0.0%	–	na
Compensation & benefits	6,378	36.2%	4,874	65.6%	1,504	30.9%
Professional fees	3,500	19.9%	1,237	16.7%	2,263	182.9%
Other general & administrative	1,332	7.6%	798	10.7%	534	66.9%
Trading tools & subscriptions	486	2.8%	474	6.4%	12	2.5%
Total operating expenses	14,978	85.0%	7,383	99.4%	7,595	102.9%
Operating income (loss)	2,646	15.0%	42	0.6%	2,604	6200.0%
Interest expense	(709)	-4.0%	(728)	-9.8%	19	-2.6%
Interest income	16	0.1%	19	0.3%	(3)	-15.8%
Loss on foreign currency exchange	–	0.0%	(17)	-0.2%	17	-100.0%
Other income (expense), net	(693)	-3.9%	(726)	-9.8%	33	-4.5%
Income (loss) before income taxes	1,953	11.1%	(684)	-9.2%	2,637	285.5%
Income tax provision (benefit)	9	0.1%	88	1.2%	(79)	-89.8%
Net income (loss)	1,944	11.0%	(772)	-10.4%	2,716	251.8%
Preferred distributions	(275)	-1.6%	(229)	-3.1%	(46)	20.1%
Net income (loss) attributable to common	$1,669	9.5%	$(1,001)	-13.5%	$2,670	166.7%

Wholesale trading revenue, net: The average for the PJM West Hub peak price during the six months ended June 30, 2013 was $42.57/MWh with a standard deviation of $8.32, resulting in a coefficient of variation of 20%, compared to $36.81/MWh, $12.30, and 33% for the first half of 2012.

The average daily percentage change during the six months ended June 30, 2013 was 1.5%, down from 2.1% for the same period in 2012. The maximum daily price gain during 2013’s first six months was 92.7% compared to 370.1% in 2012 while the greatest daily losses were 48.8% and 80.3%, respectively. The first six months of 2013 saw 26 days where the price was up by 10% or more, compared to 21 in the 2012 period. The 2012 period saw 28 days where the price decreased by more than 10%, compared to 27 for the six months ended June 30, 2013.

As shown by the table below, while price levels were higher in the 2013 period, volatility was generally lower compared to 2012.

	6 Months Ended June 30,
PJM West Hub Peak Day Ahead			Increase (decrease)
	2013	2012	Units	Percent
Price ($/MWh)
Average	42.57	36.81	5.76	16%
Maximum	77.67	127.26	(49.59)	-39%
Minimum	29.70	28.81	0.90	3%
Standard deviation	8.32	12.30	(3.99)	-32%
Coefficient of variation (stdev ÷ avg)	20%	33%	-14%	-42%

Daily percentage changes
Average	1.5%	2.1%	-0.6%	-27%
Maximum	92.7%	370.1%	-277.4%	-75%
Minimum	-48.8%	-80.3%	31.5%	-39%
Standard deviation	18.7%	33.9%	-15.2%	-45%

Number of days
Up 10% or more	26	21	5	24%
Between 10% up and 10% down	74	79	(5)	-6%
Down 10% or more	27	28	(1)	-4%

According to NOAA data, for the six months ended June 30, 2013, heating degree-days for the U.S. totaled 2,767, up 26% compared to 2,204 for the same period last year and up 4% compared to the 2,664 of the 30 year normal (1983-2012). Cooling degree-days during the first half of 2013 totaled 402, down 19% compared to 497 for the same period last year and down 2% compared to the normal of 408. Consequently, the weather in the first half of 2013 marked a return to more normal weather compared to the exceptionally mild 2012.

EIA data indicates that for the six months ended June 30, 2013, the Henry Hub natural gas spot price averaged $3.76/MCF, 59% more 2012’s first half average mark of $2.36 and 26% below the 5 year average price of $5.10. Weekly storage levels averaged 2,253 BCF or 18% less than 2012’s level and 6% above the 5-year average.

	6 Months Ended June 30,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2013	2012	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	2,767	2,204	2,664	563	26%	103	4%
Cooling degree-days	402	494	408	(92)	-19%	(6)	-2%
Avg temperature (°F)	48.1	52.9	49.6	(4.8)	-9%	(1.6)	-3%

Natural Gas
Henry Hub spot price ($/MCF)	3.76	2.36	5.10	1.40	59%	(1.34)	-26%
Working gas in underground storage, Lower 48 states, EIA weekly estimates (BCF)	2,253	2,750	2,117	(497)	-18%	136)	6%

[1]	"LTA” abbreviates long term average. For weather data, the period is 1983-2012 and for natural gas it is 2008-2012.

Retail electricity sales: During the six months ended June 30, 2013, we recognized retail revenue of $3,035,000. As we were not in the retail business until July 1, 2012, there is no comparative for the same period in 2012.

Costs of retail electricity sold: Our cost of electricity sold includes the costs of purchased power such as energy, capacity, and ancillary services, renewable energy certificates, bad debt expense, and gains net of losses and commissions on derivative contracts used to hedge power purchase costs. For the six months ended June 30, 2013, we purchased all of the electricity sold to our retail customers in ISO-NE’s day-ahead and real-time wholesale markets.

For the first half of 2013, we hedged the cost of 41,360 MWh or 97% of the 42,561 MWh of electricity purchased for our retail customers in such period. This hedge had the effect of decreasing cost of goods sold by $253,243 or approximately $6.50/MWh. As of June 30, 2013, we had hedged the cost of 63,680 MWh (approximately 85% of expected electricity purchases for the balance of 2013) and $156,432, representing the net loss on the effective portion of the hedge, was deferred in accumulated other comprehensive income. This amount is expected to be reclassified to cost of energy sold by December 31, 2013.

Compensation and benefits: Compensation and related expenses such as employee benefits and payroll taxes consist primarily of base and incentive compensation paid to our administrative officers, energy traders, and other employees.

For the first six months of 2013, compensation and benefits increased by $1,504,000 or 30.9% to $6,378,000 compared to $4,874,000 for the same period in 2012. Our personnel expense is directly related to the revenue we record, since our trader’s compensation is tied to revenue production.

Professional fees: Professional fees consist of legal expenses, audit fees, tax compliance reporting service fees, and other fees paid for outside consulting services.

For the first six months ended June 30 2013, professional fees increased by $2,263,000 to $3,500,000 compared to $1,237,000 in the six months ended of 2012. The increase was due to the addition of a trading consultant at CTG. Certain professional fees related to the Notes Offering incurred prior to its effective date on May 10, 2012 were capitalized as deferred financing costs. The Company also continues to incur legal fees in connection with the Canadian former employee litigation.

Other general and administrative: Other general and administrative expenses consist of rent, depreciation, travel, outside retail marketing and customer service costs, and all other direct office support expenses.

For the six months ended June 30, 2013, these costs increased by approximately $534,000 to $1,332,000 compared to $798,000 for the same period in 2012. The increase was related to marketing costs and administrative expenses associated with the Notes Offering and certain costs and expenses related to our retail business such as contract fees, office expenses, and travel, neither of which were incurred in the six months ended June 30, 2012. Depreciation and amortization is included in other general and administrative expenses and also increased in the first half of 2013 by $168,000 from $104,000 to $272,000.

Trading tools and subscriptions: Trading tools and subscriptions consist primarily of amounts paid for services that provide weather reports and forecasting, electrical load forecasting, congestion analysis and other factors relative to electricity production and consumption.

For the six months ended June 30, 2013, trading tools and subscriptions increased by $12,000 or 2.5% to $486,000 compared to $474,000 for the comparable period in 2012. Many of the contracts renew each year at an increased cost.

Other income (expense): Other expense, net of other income, decreased by $33,000 to $693,000 for 2013’s first half compared to $726,000 for 2012. As the principal component of other expense, interest expense decreased by $19,000 to $709,000 for the first half of the year from $728,000 during the comparable period in 2012. The decrease was attributed primarily to a reduction of the weighted average interest rate paid on our debt, partially offset by an increase in outstanding debt from $6,280,000 at December 31, 2012 compared to $8,340,000 at June 30, 2013.

Provision for taxes: The tax provision is directly related to foreign income taxes associated with CAN. The decrease in taxes is attributed to a decrease in taxable income for CAN.

Preferred distributions: During the six months ended June 30, 2013, we paid $275,000 in preferred distributions compared to $229,000 in the same period in 2012. The increase is solely related to the issuance date of the redeemable preferred on January 31, 2012.

Liquidity, Capital Resources, and Cash Flow

In our wholesale trading business, we require a significant amount of cash to maintain collateral with the trading markets in which we operate, which in turn allows us to trade in those markets and generate revenues. With respect to our retail operation, in addition to collateral posted with ISO-NE that allows us to acquire power for our customers, we are also required to fund accounts receivable and margin requirements associated with hedges. We are generally required to pay for power every 4 days or so, while our average collection period on receivables is 40 to 45 days. As such, our capital is largely invested in trading accounts and deposits and receivables. Our capital expenditure requirements are nominal, being limited to computer and office equipment, software, and office furniture. Therefore, in any given reporting period, the amount of cash consumed or generated will primarily be due to changes in working capital.

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

We are taxed as a partnership for income tax purposes which means that we do not pay any income taxes. All of our income or loss for each year is allocated among holders of our common units who are then personally responsible for the tax liability associated with such income. Our Member Control Agreement provides for distributions of cash to members based upon their respective ownership interests in the amount necessary to permit the member who is in the highest income tax bracket to pay all state and federal taxes on our net income allocated to such member.

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

While we believe we have sufficient cash on hand, coupled with anticipated cash generated from operating activities, the anticipated proceeds from the Notes Offering, and certain other financing activities as described below to meet our operating cash requirements for at least the next twelve months, we regularly evaluate other potential sources of capital, which may include sourcing additional financing in the form of debt in order to provide added flexibility to support our working capital needs and reduce our overall costs of borrowing.

The following table is presented as a measure of our liquidity and capital resources as of the dates indicated:

	At
Dollars in thousands	June 30, 2013		December 31, 2012		Increase (decrease)
	Dollars	Percent of total assets	Dollars	Percent of total assets	Dollars	Percent
Liquidity
Cash	$4,652	25.5%	$772	4.7%	$3,880	502.6%
Trading accounts and deposits	10,435	57.3%	12,025	73.9%	(1,590)	-13.2%
Accounts receivable - trade	1,328	7.3%	2,191	13.5%	(863)	-39.4%
Total liquid assets	16,415	90.1%	14,988	92.2%	1,427	9.5%
Total assets	$18,220	100.0%	$16,263	100.0%	1,957	12.0%

Capital Resources
Notes payable
Demand or current	5,262	28.9%	5,006	30.8%	256	5.1%
Long term	3,079	16.9%	1,274	7.8%	1,805	141.7%
Total debt	8,341	45.8%	6,280	38.6%	2,061	32.8%
Redeemable preferred	-	0.0%	2,745	16.9%	(2,745)	-100.0%
Series A preferred	2,745	15.1%	-	0.0%	2,745	na
Common	3,616	19.8%	3,654	22.5%	(38)	-1.0%
Total equity	6,361	34.9%	3,654	22.5%	2,707	74.1%
Total capitalization	$14,702	80.6%	$12,679	78.0%	2,023	16.0%

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2013 and 2012 as derived from the statements of cash flows:

	For The Six Months Ended June 30,
Dollars in thousands			Increase (decrease)
	2013	2012	Dollars	Percent
Net cash provided by (used in):
Operating activities	$3,925	$1,712	$2,213	129.3%
Investing activities	(182)	(272)	90	-33.1%
Financing activities	298	(1,497)	1,795	19.9%
Net cash flow	4,041	(57)	4,098	7089.5%

Effect of exchange rate changes on cash	(161)	(30)	(131)	436.7%

Cash:
Beginning of period	772	971	(199)	-20.5%
End of period	$4,652	$884	$3,768	426.2%

During the six months ended June 30, 2012, we generated $1,712,000 of cash from operations, made $272,000 of capital expenditures, and used $1,497,000 for financing activities. For the six months ended June 30, 2013, we generated $3,925,000 from operating activities and used $57,000 for purchases of equipment and furniture and $125,000 on payments related to our noncompetition obligation. Cash provided by financing activities totaled $298,000. Total debt increased by $2,060,000, net of redemptions, and we paid $310,000 and $1,472,000 of preferred and common distributions, respectively. At June 30, 2013, our debt totaled $8,341,000 compared to $6,280,000 as of the prior year end.

Financing

Effective January 31, 2012, TCP sold certain financial rights, but not governance rights, to 496 new membership units, which we refer to as “redeemable preferred units”, to Mr. Hanson for a purchase price of $2,745,000, paid by conversion of certain notes payable to him. Effective July 1, 2012, these preferred units were exchanged for preferred units with identical terms issued by TCPH. From the effective date to the redemption date, we paid Mr. Hanson and his designee a guaranteed distribution of $45,750 per month.

Effective June 28, 2013, pursuant to a Membership Unit Purchase Agreement, Mr. Krieger purchased the 496 redeemable preferred units from Mr. Hanson. Concurrently with the purchase, Mr. Krieger and the Company exchanged the redeemable preferred units for an identical number of new Series A Preferred Units (the “Series A” or the “Series A Preferred”) and the redeemable preferred units were cancelled. The Series A preferred is not redeemable, callable, or convertible, is non-voting with respect to elections to the Company’s Board of Governors, is senior to the Company’s common equity units with respect to rights in liquidation, and is entitled to distributions out of legally available funds in the amount of $92.25 per unit per month.

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

The Margin Agreement was amended on May 31, 2013 to reduce the uncommitted credit line to $15,000,000, the commitment fee to $25,000 per month, and the covenant with respect to net liquidating equity as defined to $1,500,000.

On May 10, 2012, our Form S-1 registration statement relating to our offer and sale of Renewable Unsecured Subordinated Notes (File No. 333-179460) was declared effective by the SEC, and our offering of notes commenced on May 15, 2012. The registration statement on Form S-1 covers up to $50,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes. For the six months ended June 30, 2013, we incurred $452,000 of offering-related expenses, including marketing and printing expense, additional legal and accounting fees, filing fees, and trustee fees. These costs and expenses are expensed as incurred. From the effective date of May 10, 2012 through August 12, 2013, we have sold a total of $6,661,000 in principal amount of Notes and repaid $630,000, for a net raise to date of $6,031,000.

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

For the six months ended June 30, 2013 and 2012, we recorded $2,108,072 and $1,498,828, respectively, in compensation and benefits, representing the allocation of profits to Class B members. The amount of accrued profits interests included in accrued compensation at June 30, 2013 and 2012 was $636,117 and $656,627, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 - Legal Proceedings

See Note 11. Commitments and Contingencies on page 30 of this Form 10-Q for a discussion of certain legal proceedings.

Item 1A - Risk Factors

No material changes from prior disclosure.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibit Number	Description
10.1	Promissory Note Extension dated June 6, 2013 between John O. Hanson and Twin Cities Power, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 20, 2013)
10.2	Employment Agreement dated June 16, 2013 between Twin Cities Power Holdings, LLC and Wiley H. Sharp III (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 20, 2013)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

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

TWIN CITIES POWER HOLDINGS, LLC

Dated: August 14, 2013	By:	/s/ Timothy S. Krieger
Timothy S. Krieger
Chief Executive Officer, President and Chairman of the Board (principal executive officer)

Dated: August 14, 2013	By:	/s/ Wiley H. Sharp III
Wiley H. Sharp III
Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

