Form 10-Q
period 2013-09-30
Twin Cities Power Holdings, LLC
filed 2013-11-14
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

TABLE OF CONTENTS

Definitions	3
Forward Looking Statements	7
Non-GAAP Financial Measures	8
Part I – Financial Information	9
Item 1 - Financial Statements (Unaudited)	9
Consolidated Balance Sheets	9
As of September 30, 2013 and December 31, 2012	9
Consolidated Statements of Comprehensive Income	10
Three Months and Nine Months ended September 30, 2013 and 2012	10
Consolidated Statements of Cash Flows	11
Nine Months Ended September 30, 2013 and 2012	11
Notes to Consolidated Financial Statements	13
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Industry Background	35
Company Overview	39
Results of Operations	43
Liquidity, Capital Resources, and Cash Flow	50
Financing	52
Non-GAAP Financial Measures	53
Critical Accounting Policies and Estimates	53
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	54
Item 4 - Controls and Procedures	54
Part II – Other Information	55
Item 1 - Legal Proceedings	55
Item 1A - Risk Factors	55
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3 - Defaults Upon Senior Securities	55
Item 4 - Mine Safety Disclosures	55
Item 5 - Other Information	55
Item 6 - Exhibits	55
Signatures	56

Definitions

Abbreviation or acronym	Definition
ABN AMRO	ABN AMRO Clearing Chicago, LLC and ABN AMRO Clearing Bank, N.V.
AESO	Alberta Electric System Operator, an ISO responsible for the planning and operation of the Alberta, Canada provincial electric system
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BLS	Bureau of Labor Statistics, an agency within the U.S. Department of Labor
Btu; therm; MMBtu	A “Btu” or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A “therm” is one hundred thousand Btu. An “MMBtu” is one million Btu
C$	Canadian dollars
CAN	Twin Cities Power – Canada, Ltd., an inactive wholly-owned subsidiary of TCE and a second-tier subsidiary of the Company
CCL	Clearwaters Capital, LLC, an affiliate of Schachter
CEF	Cygnus Energy Futures, LLC, a wholly-owned subsidiary of CP and a second-tier subsidiary of the Company
CFTC	Commodity Futures Trading Commission, an independent agency of the U.S. Government with the mandate to regulate commodity futures and option markets in the United States
CLP	Connecticut Light & Power Company, an EDC in Connecticut
CME	CME Group, operator of commodity futures exchanges including the Chicago Mercantile Exchange (CME), the Chicago Board of Trade (CBOT), the New York Mercantile Exchange (NYMEX), the Commodities Exchange, a division of NYMEX (COMEX), and the Kansas City Board of Trade (KCBT), regulated by the CFTC
Company	TCPH and its subsidiaries
CoV	Abbreviates the coefficient of variation, a simple measure of volatility useful for comparing two or more data series; equal to the standard deviation divided by the mean
CP	Cygnus Partners, LLC, a first-tier subsidiary of the Company
CP&U	Community Power & Utility, LLC
CSE	Comparison shopping engine, a web site that compares prices for specific products. While most comparison shopping engines do not offer the products or services themselves, some may earn commissions when users follow the links in the search results and make a purchase from an online vendor
CTG	Chesapeake Trading Group, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of the Company

Abbreviation or acronym	Definition
Degree-days; CDD; HDD	A “degree-day” compares outdoor temperatures to a standard of 65°F. Hot days require energy for cooling and are measured in cooling degree-days or “CDD” while cold days require energy for heating and are measured in heating degree-days or “HDD”. For example, a day with a mean temperature of 80°F would result in 15 CDD and a day with a mean temperature of 40°F would result in 25 HDD. If heating degree-days are less than the average for an area for a period, the weather was “warmer than normal”; if they were greater, it was “colder than normal”. The converse is true for cooling degree-days - if CDD are less than the average for an area for a period, the weather was “colder than normal”; if they were greater, it was “warmer than normal”
DOE	U.S. Department of Energy
EDC	Electric distribution company
EIA	Energy Information Administration, an independent agency within DOE
ERCOT	Electric Reliability Council of Texas, an ISO operating solely within the borders of Texas and subject to oversight by the Public Utility Commission of Texas and the Texas Legislature. ERCOT is not regulated by FERC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission, an independent regulatory agency within DOE
Form S-1	The Company’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on May 10, 2012, with respect to the Company’s Notes Offering
GAAP	Generally accepted accounting principles in the United States
HTS	HTS Capital, LLC, an affiliate of Schachter
HTS Parties	Schachter, HTS, and CCL collectively
ICE	Intercontinental Exchange®, an operator of cleared and bilateral derivatives markets in the U.S., Canada, and the United Kingdom; regulated by the CFTC, the Manitoba Securities Commission, and the U.K. Financial Conduct Authority (FCA)
ISO	Independent System Operator, a not-for-profit organization usually formed under the auspices of, and regulated by, FERC to coordinate, control, and monitor the operation of a bulk electrical power system and associated real-time (RT) and day-ahead (DA) wholesale electricity markets, usually within a single U.S, state, but sometimes encompassing multiple states. RTOs typically perform the same functions as an ISO, but cover a larger geographic area
ISO-NE	ISO New England, the ISO for the New England states of Connecticut, Maine, Massachusetts, New Hampshire, and Rhode Island
kW; kWh	Kilowatt or kilowatt-hour; one thousand watts or watt-hours. Kilowatt-hours are typically used to measure residential energy consumption and retail prices. One kWh is equal to 3,412 Btu, but fuel with a heat content of 7,000 to 11,500 Btu must be consumed to generate and deliver one kWh of electricity

Abbreviation or acronym	Definition
MISO	Midcontinent Independent System Operator (formerly known as Midwest Independent System Operator), the RTO and reliability coordinator for all or parts of 15 U.S. states and one Canadian province (Arkansas, Illinois, Indiana, Iowa, Kentucky, Louisiana, Manitoba, Michigan, Minnesota, Mississippi, Missouri, Montana, North Dakota, South Dakota, Wisconsin, and Texas); also operates wholesale electricity markets in all or parts of 11 states (Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, North Dakota, South Dakota, and Wisconsin); regulated by FERC
MCF	One thousand cubic feet, a common unit of price measure for natural gas. In 2010, one MCF of natural gas had a heat content of 1,025 Btu.
MW; MWh	Megawatt or megawatt-hour; one million watts or watt-hours or one thousand kilowatts or kilowatt-hours. Megawatts are typically used to measure electrical generation capacity and megawatt-hours are the pricing units used in the wholesale electricity market
NERC	North American Electric Reliability Corporation, the electric reliability organization for North America, subject to oversight by the FERC and governmental authorities in Canada. Entities under NERC’s jurisdiction are the users, owners and operators of the bulk power system, which serves more than 334 million people.
NGX	Natural Gas Exchange Inc., operator of markets for physical and derivative natural gas contracts and derivative wholesale electricity contracts; wholly-owned by TMX Group Inc. which collectively manages all aspects of Canada's senior and junior equity markets; regulated by Alberta Securities Commission and CFTC
NOAA	National Oceanic and Atmospheric Administration, an agency of the U.S. Department of Commerce
Notes	The Company’s Renewable Unsecured Subordinated Notes issued pursuant to its ongoing Notes Offering
Notes Offering	The direct public offering the Company’s Notes pursuant to a registration statement on Form S-1 declared effective by the SEC on May 10, 2012
NYISO	New York Independent System Operator, the ISO for New York state
OTC	Over-the-counter
PJM	PJM Interconnection, is an RTO that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia, including Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and West Virginia
POR and non-POR	All states with restructured retail markets have implemented laws and regulations with respect to permitted billing, credit, and collections practices. Some of these states require an EDC billing customers in their service territory on behalf of suppliers operating there to purchase the receivables generated as a result of energy sales, generally at a modest discount to reflect bad debt experience. These states are known as “purchase of receivables” or “POR” jurisdictions while those without this provision are known as “non-POR” areas.
PURPA	Public Utilities Regulatory Policy Act of 1978
RTO	Regional Transmission Organization, see “ISO”

Abbreviation or acronym	Definition
Schachter	Robert O. Schachter, an individual
SEC	U.S. Securities and Exchange Commission, an independent agency of the U.S. Government
SUM	Summit Energy, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of the Company
TCE	Twin Cities Energy, LLC, an inactive first-tier subsidiary of the Company
TCP	Twin Cities Power, LLC, a first-tier subsidiary of the Company
TCPH	Twin Cities Power Holdings, LLC, the Company
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

Part I – Financial Information

Item 1 - Financial Statements (Unaudited)

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
	Unaudited
Assets
Current assets
Cash	$9,013,562	$771,852
Trading accounts and deposits	10,864,010	12,025,023
Accounts receivable - trade	1,804,960	2,191,267
Prepaid expenses and other assets	328,707	189,808
Total current assets	22,011,239	15,177,950

Equipment and furniture, net	503,051	571,232

Other assets
Intangible assets, net	385,815	125,326
Deferred financing costs, net	359,142	388,979

Total assets	$23,259,247	$16,263,487

Liabilities and Members' Equity

Current liabilities
Accounts payable - trade	$1,365,209	$1,469,301
Accrued expenses	527,240	70,378
Accrued compensation	3,321,772	1,984,388
Accrued interest	217,015	44,472
Accrued distributions	–	15,867
Notes payable, related parties	–	866,665
Notes payable	200,000	3,400,262
Renewable unsecured subordinated notes	3,902,648	738,693
Obligations under non-competition agreement	250,000	–
Total current liabilities	9,783,884	8,590,026

Long-term debt and other liabilities
Renewable unsecured subordinated notes	4,256,925	1,274,445
Obligations under non-competition agreement	62,500	–
Total liabilities	14,103,309	9,864,471

Commitments and contingencies

Redeemable preferred equity	–	2,745,000

Members' equity
Series A preferred equity	2,745,000	–
Common equity	5,931,625	3,196,737
Accumulated other comprehensive income	479,313	457,279
Total members' equity	9,155,938	3,654,016
Total liabilities and members' equity	$23,259,247	$16,263,487

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months and Nine Months ended September 30, 2013 and 2012

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Wholesale trading revenue, net	$9,945,697	$4,995,691	$24,534,563	$12,420,823
Retail electricity revenue	2,274,917	134,650	5,310,275	134,650
	12,220,614	5,130,341	29,844,838	12,555,473

Costs and expenses
Cost of retail electricity sold	2,218,996	113,273	5,501,298	113,273
Retail sales and marketing	36	–	461	–
Compensation and benefits	4,793,152	1,177,524	11,171,553	6,051,947
Professional fees	458,408	783,619	3,958,240	2,020,833
Other general and administrative	779,617	584,491	2,111,088	1,382,741
Trading tools and subscriptions	221,841	221,964	707,808	695,704
	8,472,050	2,880,871	23,450,448	10,264,498

Operating income	3,748,564	2,249,470	6,394,390	2,290,975

Other income (expense)
Interest expense	(381,364)	(352,865)	(1,089,897)	(1,081,145)
Interest income	5,765	5,588	21,464	24,261
Gain (loss) on foreign currency exchange	3,360	(75)	3,033	(16,739)
	(372,239)	(347,352)	(1,065,400)	(1,073,623)

Income before income taxes	3,376,325	1,902,118	5,328,990	1,217,352
Income tax provision (benefit)	–	(33,763)	8,823	54,019

Net income	3,376,325	1,935,881	5,320,167	1,163,333
Preferred distributions.	(137,268)	(137,250)	(411,768)	(366,000)
Net income attributable to common	3,239,057	1,798,631	4,908,399	797,333

Other comprehensive income (loss)
Foreign currency translation adjustment	28,546	(9,408)	(132,254)	(48,666)
Change in fair value of cash flow hedges	228,688	–	154,288	–
Comprehensive income	$3,496,291	$1,789,223	$4,930,433	$748,667

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

	Nine Months
	Ended September 30,
	2013	2012
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$5,320,167	$1,163,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	411,248	172,152
Loss on sale of equipment and furniture	2,477	16,931
(Increase) decrease in:
Trading accounts and deposits	1,352,731	4,010,985
Accounts receivable - trade	386,308	(1,086,278)
Prepaid expenses and other assets	(138,899)	661,054
Increase (decrease) in:
Accounts payable - trade	(104,096)	(77,134)
Accrued expenses	456,862	(4,943)
Accrued compensation	1,337,384	(2,415,136)
Accrued interest	172,543	41,002
Net cash provided by operating activities	9,196,725	2,481,966

Cash flows from investing activities
Purchase of equipment and furniture	(76,196)	(122,224)
Purchase of intangible assets	–	(160,000)
Payments on obligations under non-competition agreement	(187,500)	–
Net cash used in investing activities	(263,696)	(282,224)

Cash flows from financing activities
Deferred financing costs	–	(393,990)
Payments on notes payable	(4,066,927)	(1,804,836)
Issuance of renewable unsecured subordinated notes	6,448,599	1,273,938
Redemption of renewable unsecured subordinated notes	(302,164)	(12,000)
Preferred distributions	(427,635)	(357,385)
Common distributions	(2,173,511)	(370,372)
Redemption of common units	–	(100,000)
Net cash used in financing activities	(521,638)	(1,764,645)

Net increase in cash	8,411,391	435,097
Effect of exchange rate changes on cash	(169,681)	(48,725)

Cash:
Beginning of period	771,852	971,081
End of period	$9,013,562	$1,357,453

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2013 and 2012

	Nine Months
	Ended September 30,
	2013	2012
	Unaudited	Unaudited
Non-cash investing and financing activities:

Effective portion of cash flow hedge	$72,256	$–

Obligations under non-competition agreement	$500,000	$–

Series A preferred units issued in exchange for redeemable preferred units	$2,745,000	$–

Redeemable preferred units issued in exchange for certain notes payable	$–	$2,745,000

Accrued distributions - preferred	$–	$8,615

Accrued distributions - common	$–	$83,389

Supplemental disclosures of cash flow information:
Cash payments for interest	$917,354	$795,143

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

Businesses

Twin Cities Power Holdings, LLC (“TCPH” or the “Company”) is a Minnesota limited liability company formed on December 30, 2009, but had no assets or operations prior to December 31, 2011. The Company, through its subsidiaries, has market-based rate authority granted by the Federal Energy Regulatory Commission, an independent regulatory agency within the U.S. Department of Energy (“FERC” and “DOE”, respectively), is authorized by DOE to export electricity to Canada, is licensed by the states of Connecticut, Massachusetts, New Hampshire, and Rhode Island as an electric supplier to retail customers (operations have yet to begin in Massachusetts, New Hampshire, and Rhode Island). Consequently, the Company has two business segments used to measure its activity – wholesale trading and retail energy services.

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

Results for the nine month period ended September 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013.

Trading Accounts and Deposits

Cash held in trading accounts may be unavailable at times for immediate withdrawal depending upon trading activity. Cash needed to meet credit requirements and that was available for immediate withdrawal as of September 30, 2013 and December 31, 2012 was as follows:

	September 30,	December 31,
	2013	2012
Credit requirement	$3,314,483	$3,445,912
Available credit	7,549,527	8,579,111

Trading accounts and deposits	$10,864,010	$12,025,023

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

Commodity Derivative Instruments

In its businesses, the Company is exposed to risk due to changes in commodity prices, interest rates, foreign exchange rates, and credit quality. We manage some of these risks using derivative instruments and account for them in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires all derivatives to be recorded on the balance sheet at fair value. The following table lists the fair values of the Company’s derivative assets and liabilities as of September 30, 2013 and December 31, 2012:

	Balance	Fair Value
	Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
At September 30, 2013
Designated as cash flow hedging instruments:
Energy commodity contracts	Trading accounts and deposits	$165,582	$93,326
Not designated as hedging instruments:
Energy commodity contracts	Trading accounts and deposits	1,319,195	1,057,258
Total derivative instruments		1,484,777	1,150,584
Cash in collateral and deposit accounts	Trading accounts and deposits	10,529,817	–
Trading accounts and deposits, net		$12,014,594	$1,150,584

At December 31, 2012
Designated as cash flow hedging instruments:
Energy commodity contracts	Trading accounts and deposits	$63,571	$158,880
Not designated as hedging instruments:
Energy commodity contracts	Trading accounts and deposits	99,264	12,264
Total derivative instruments		162,835	171,144
Cash in collateral and deposit accounts	Trading accounts and deposits	12,033,332	–
Trading accounts and deposits, net		$12,196,167	$171,144

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

For the fourth quarter of 2012, the Company hedged the cost of 5,120 MWh or 54% of the 9,477 MWh of electricity sold to its retail customers in such period. As of December 31, 2012, we had hedged the cost of 22,160 MWh (approximately 37% of our expected 2013 electricity purchases for the customers receiving service from us as of that date) and $82,032 of the loss on the effective portion of the hedge was deferred and included in accumulated other comprehensive income (“AOCI”). During the nine months ended September 30, 2013, $147,649 of accumulated net gains on the cash flow hedges in place during the period were reclassified to cost of energy sold. During the three and nine months ended September 30, 2013 and 2012, hedge ineffectiveness was immaterial or nonexistent for all hedges.

For the first nine months of 2013, the Company hedged the cost of 76,520 MWh or 106% of the 74,998 total MWh of electricity purchased for its retail customers in such period. As of September 30, 2013, we had hedged the cost of 27,250 MWh (approximately 90% of our expected electricity purchases for the remainder of 2013) and $72,256 of the gain on the effective portion of the hedge was deferred and included in AOCI. This amount is expected to be reclassified to cost of energy sold by December 31, 2013.

The following table summarizes the amount of gain or loss recognized in AOCI or earnings for derivatives designated as hedges for the periods indicated:

Period/Derivative	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Income Statement Classification	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)

Three Months Ended September 30, 2013

Cash flow hedge	$123,139	Cost of energy sold	$(105,549)

Nine Months Ended September 30, 2013

Cash flow hedge	$301,982	Cost of energy sold	$147,694

Year Ended December 31, 2012

Cash flow hedge	$(82,032)	Cost of energy sold	$5,683

Accumulated Other Comprehensive Income

The following table provides details with respect to changes in accumulated other comprehensive income as presented in our consolidated balance sheets, including those relating to our designated cash flow hedges, for the period from January 1, 2013 to September 30, 2013:

Three Months Ended September 30, 2013	Foreign Currency	Cash Flow Hedges	Total
Balance - June 30, 2013	$378,511	$(156,432)	$222,079
Other comprehensive income (loss) before reclassifications	28,546	123,139	151,685
Amounts reclassified from accumulated other comprehensive income	–	105,549	105,549
Net current period other comprehensive income (loss)	28,546	228,688	257,234
Balance - September 30, 2013	$407,057	$72,256	$479,313

Nine Months Ended September 30, 2013
Balance - December 31, 2012	$539,311	$(82,032)	$457,279
Other comprehensive income (loss) before reclassifications	(132,254)	301,982	169,728
Amounts reclassified from accumulated other comprehensive income	–	(147,694)	(147,694)
Net current period other comprehensive income (loss)	(132,254)	154,288	22,034
Balance - September 30, 2013	$407,057	$72,256	$479,313

Deferred Financing Costs

Prior to the May 10, 2012 effective date of its Notes Offering, the Company incurred certain professional fees and filing costs associated with the offering totaling $393,990. The Company has capitalized these costs and amortizes them on a monthly basis over the weighted average term of the Subordinated Notes sold, exclusive of any expected renewals. Deferred financing costs, net as of September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
Deferred financing costs	$393,990	$393,990
Less: accumulated amortization	(34,848)	(5,011)
Deferred financing costs	$359,142	$388,979

Total amortization for the three and nine months ended September 30, 2013 was $15,080 and $29,837, respectively, and for the year ended December 31, 2012, it was $5,011. Amortization is included in other general and administrative expenses.

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

Foreign currency transactions resulted in gain of $3,360 for the three months ended September 30, 2013 and a loss of $75 for the three months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012 foreign currency transactions resulted in a gain of $3,033 and a loss of $16,739, respectively.

Accounts Receivable - Trade

Accounts receivable – trade consists of receivables from both our wholesale trading and retail segments. Wholesale trading receivables represent net settlement amounts due from a market operator or an exchange while those from retail include amounts resulting from sales to end-use customers.

	September 30,	December 31,
	2013	2012
Wholesale trading	$955,546	$1,756,926
Retail energy services - billed	681,634	235,996
Retail energy services - unbilled	167,780	198,345
Accounts receivable - trade	$1,804,960	$2,191,267

All receivables are reported at the amount management expects to collect from outstanding balances. Differences between amounts due and expected collections are reported in the results of operations for the period in which those differences are determined. There was no allowance for doubtful accounts as of September 30, 2013 or December 31, 2012.

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

During the three and nine months ended September 30, 2013 and 2012, the Company included $2,033,937 and $669,284 and $4,142,009 and $2,168,112, respectively, in compensation and related expenses, representing the allocation of profits interests to Class B members.

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

Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU clarifies the applicable guidance for the release of the cumulative translation adjustment for entities that cease to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity when the subsidiary or group of assets is a nonprofit activity or a business and there is a cumulative translation adjustment balance associated with that foreign entity. The standard also affects entities that lose a controlling financial interest in an investment in a foreign entity by sale or other transfer event and those that acquire a business in stages. Under the new guidance, the cumulative translation adjustment is released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance will be effective prospectively for fiscal years beginning on or after December 15, 2013, which will be the Company's fiscal year 2014, with early adoption permitted. The Company has not yet evaluated the impact adoption of the guidance will have on the Company's consolidated financial statements.

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

Effective June 1, 2013 in connection with the TSE Spin-Up, TSE and TCP entered into a Master Power Purchase and Sale Agreement on the Edison Electric Institute form (the “PSA”). Under this agreement, TCP purchases power on behalf of TSE and transfers such cost to TSE with no mark up or mark down.

Information on segments for the nine and three month periods ended September 30, 2013 is as follows:

	Wholesale Energy Trading	Retail Energy Services	Corporate	Eliminations	Consolidated Total
Nine Months Ended
September 30, 2013
Revenues*	$24,534,563	$5,310,275	$3,911,000	$(3,911,000)	$29,844,838
Costs of retail electricity sold	–	5,501,298	–	–	5,501,298
Retail sales and marketing	–	461	–	–	461
Compensation and benefits	9,622,450	138,656	1,410,447	–	11,171,553
Professional fees	2,820,216	240,343	897,681	–	3,958,240
Other general and administrative	3,796,649	647,182	1,578,257	(3,911,000)	2,111,088
Trading tools and subscriptions	669,763	13,881	24,164	–	707,808
Operating costs and expenses	16,909,078	6,541,821	3,910,549	(3,911,000)	23,450,448
Operating income (loss)	$7,625,485	$(1,231,546)	$451	$–	$6,394,390
Capital expenditures	$32,567	$–	$43,629	$–	$76,196

Three Months Ended
September 30, 2013
Revenues*	$9,945,697	$2,274,917	$1,285,000	$(1,285,000)	$12,220,614
Costs of retail electricity sold	–	2,218,996	–	–	2,218,996
Retail sales and marketing	–	36	–	–	36
Compensation and benefits	4,242,612	53,475	497,065	–	4,793,152
Professional fees	126,944	115,603	215,861	–	458,408
Other general and administrative	1,286,946	211,792	565,879	(1,285,000)	779,617
Trading tools and subscriptions	210,254	4,018	7,569	–	221,841
Operating costs and expenses	5,866,756	2,603,920	1,286,374	(1,285,000)	8,472,050
Operating income (loss)	$4,078,941	$(329,003)	$(1,374)	$–	$3,748,564
Capital expenditures	$2,018	$–	$16,855	$–	$18,873

_________________

* Wholesale Energy Trading revenue is net of costs.

Information on segments as of September 30, 2013 is as follows:

	Wholesale Energy Trading	Retail Energy Services	Corporate	Eliminations	Consolidated Total
At September 30, 2013
Identifiable Assets
Cash	$7,621,319	$7,227	$1,385,016	$–	$9,013,562
Trading accounts and deposits	9,401,808	1,462,202	–	–	10,864,010
Accounts receivable - trade	955,546	849,414	–	–	1,804,960
Prepaid expenses and other assets	110,806	65,266	152,635	–	328,707
Total current assets	18,089,479	2,384,109	1,537,651	–	22,011,239
Equipment and furniture, net	86,462	3,299	413,290	–	503,051
Intangible assets, net	–	73,315	312,500	–	385,815
Deferred financing costs, net	–	–	359,142	–	359,142
Total assets	$18,175,941	$2,460,723	$2,622,583	$–	$23,259,247

Identifiable Liabilities and Equity
Accounts payable - trade	$961,000	$51,020	$353,189	$–	$1,365,209
Accrued expenses	–	498,624	28,616	–	527,240
Accrued compensation	3,306,772	–	15,000	–	3,321,772
Accrued interest	–	–	217,015	–	217,015
Notes payable	–	–	200,000	–	200,000
Subordinated notes	–	–	3,902,648	–	3,902,648
Obligations under non-competition agreement	–	–	250,000	–	250,000
Total current liabilities	4,267,772	549,644	4,966,468	–	9,783,884
Subordinated notes	–	–	4,256,925	–	4,256,925
Obligations under non-competition agreement	–	–	62,500	–	62,500
Total liabilities	4,267,772	549,644	9,285,893	–	14,103,309
Investment in subsidiaries	(5,588,517)	4,060,641	1,527,876	–	–
Series A preferred equity	–	–	2,745,000	–	2,745,000
Common equity	19,089,629	(2,221,818)	(10,936,186)	–	5,931,625
Accumulated other comprehensive income	407,057	72,256	–	–	479,313
Total members' equity	13,908,169	1,911,079	(6,663,310)	–	9,155,938
Total liabilities and equity	$18,175,941	$2,460,723	$2,622,583	$–	$23,259,247

Information on segments for the nine and three month periods ended September 30, 2012 is as follows:

	Wholesale Energy Trading	Retail Energy Services	Corporate	Eliminations	Consolidated Total
Nine Months Ended
Ended September 30, 2012
Revenues*	$12,420,823	$134,650	$1,720,000	$(1,720,000)	$12,555,473
Costs of retail electricity sold	–	113,273	–	–	113,273
Retail sales and marketing	–	–	–	–	–
Compensation and benefits	4,813,314	55,940	1,182,693	–	6,051,947
Professional fees	585,408	127,880	1,307,545	–	2,020,833
Other general and administrative	2,160,303	68,992	873,446	(1,720,000)	1,382,741
Trading tools and subscriptions	637,383	8,870	49,451	–	695,704
Operating costs and expenses	8,196,408	374,955	3,413,135	(1,720,000)	10,264,498
Operating income (loss)	$4,224,415	$(240,305)	$(1,693,135)	$–	$2,290,975
Capital expenditures	$10,690	$2,269	$109,265	$–	$122,224

Three Months Ended
Ended September 30, 2012
Revenues*	$4,995,691	$134,650	$574,000	$(574,000)	$5,130,341
Costs of retail electricity sold	–	113,273	–	–	113,273
Retail sales and marketing	–	–	–	–	–
Compensation and benefits	624,519	55,940	497,065	–	1,177,524
Professional fees	439,878	127,880	215,861	–	783,619
Other general and administrative	523,620	68,992	565,879	(574,000)	584,491
Trading tools and subscriptions	205,525	8,870	7,569	–	221,964
Operating costs and expenses	1,793,542	374,955	1,286,374	(574,000)	2,880,871
Operating income (loss)	$3,202,149	$(240,305)	$(712,374)	$–	$2,249,470
Capital expenditures	$–	$2,269	$8,307	$–	$10,566

_________________

* Wholesale Energy Trading revenue is net of costs.

Information on segments as of December 31, 2012 is as follows:

	Wholesale Energy Trading	Retail Energy Services	Corporate	Eliminations	Consolidated Total
At December 31, 2012
Identifiable Assets
Cash	$336,909	$–	$434,943	$–	$771,852
Trading accounts and deposits	11,605,023	420,000	–	–	12,025,023
Accounts receivable - trade	1,756,926	434,341	–	–	2,191,267
Prepaid expenses and other assets	75,379	–	114,429	–	189,808
Total current assets	13,774,237	854,341	549,372	–	15,177,950
Equipment and furniture, net	82,170	6,199	482,863	–	571,232
Intangible assets, net	–	125,326	–	–	125,326
Deferred financing costs, net	–	–	388,979	–	388,979
Total assets	$13,856,407	$985,866	$1,421,214	$–	$16,263,487

Identifiable Liabilities and Equity
Accounts payable - trade	$780,792	$116,693	$571,816	$–	$1,469,301
Accrued expenses	189	66,565	3,624	–	70,378
Accrued compensation	1,969,388	–	15,000	–	1,984,388
Accrued interest and distributions	–	–	60,339	–	60,339
Notes payable	–	–	4,266,927	–	4,266,927
Subordinated notes	–	–	738,693	–	738,693
Total current liabilities	2,750,369	183,258	5,656,399	–	8,590,026
Subordinated notes	–	–	1,274,445	–	1,274,445
Total liabilities	2,750,369	183,258	6,930,844	–	9,864,471
Investment in subsidiaries	(3,981,238)	1,667,572	2,313,666	–	–
Redeemable preferred equity	–	–	2,745,000	–	2,745,000
Common equity	14,547,965	(782,932)	(10,568,296)	–	3,196,737
Accumulated other comprehensive income	539,311	(82,032)	–	–	457,279
Total members' equity	15,087,276	(864,964)	(10,568,296)	–	3,654,016
Total liabilities and equity	$13,856,407	$985,866	$1,421,214	$–	$16,263,487

4.	Financial Instruments

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

The fair values of the Company’s cash, accounts receivable, and accounts payable were considered to approximate their carrying values at September 30, 2013 and December 31, 2012 due to the immediate and short-term nature of the accounts. The fair value of related party notes payable may be different from their carrying values. No assessment of the fair value of these obligations has been completed and there is no readily available market price. However, management believes that the carrying values are a reasonable approximation of fair value at September 30, 2013 and December 31, 2012.

Management believes the carrying values of the Company’s notes payable, renewable unsecured subordinated notes, Series A preferred units, and redeemable preferred units reasonably approximate their fair values at September 30, 2013 and December 31, 2012 due to the relatively new age of these particular instruments.

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

As of September 30, 2013, there were three accounts with a receivable balance greater than 10% that aggregated 93% of total consolidated accounts receivable.

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

The following table presents the amounts of assets measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Total
September 30, 2013
Trading accounts and deposits	$10,864,010	$–	$–	$10,864,010

December 31, 2012
Trading accounts and deposits	$12,025,023	$–	$–	$12,025,023

7.	Intangible Assets

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

As of September 30, 2013 and December 31, 2012, intangible assets consisted of the following:

	September 30,	December 31,
	2013	2012
Acquisition of CP&U	$160,000	$160,000
Non-competition agreement	500,000	–
Less: accumulated amortization	(274,185)	(34,674)

Intangible assets, net	$385,815	$125,326

Total amortization for the three months and nine months ended September 30, 2013 and 2012 was $79,837 and $17,337 and $239,511 and $17,337, respectively, and is included in other general and administrative expenses.

8.	Debt

Notes payable by the Company are summarized as follows:

	September 30,	December 31,
	2013	2012
Note payable to HTS (as defined below), dated October 1, 2011, quarterly payments of principal of $485,751 plus interest at 15% per annum until maturity on October 1, 2013 with a balloon principal payment of the remaining outstanding obligation. Paid in full on September 6, 2013.	$–	$3,400,262
Note payable to John O. Hanson, dated April 8, 2011, accruing interest at 20%. The loan is payable on demand or on December 31, 2013. See Related Party Indebtedness below.	200,000	200,000
Note payable to Patrick C. Sunseri, an employee and related party, dated July 16, 2009, monthly payments of $166,667 plus interest at 15% per annum until April 1, 2013. This note is secured by all cash, accounts receivable, and other assets of TCP and is personally guaranteed by one member of TCPH. See Related Party Indebtedness below. Paid in full on April 1, 2013.	–	666,665
Renewable Unsecured Subordinated Notes, see below.	8,159,573	2,013,138
	$8,359,573	$6,280,065

Notes payable by maturity are summarized as follows:

	September 30,	December 31,
	2013	2012
2013 or on demand	$1,008,933	$5,005,620
2014 to September 30	3,093,715	–
Current maturities	4,102,648	5,005,620

2014 after September 30	–	283,500
2015	1,046,456	350,690
2016	495,754	193,500
2017	313,205	281,755
2018 & thereafter	2,401,510	165,000
Long term debt	4,256,925	1,274,445
Total	$8,359,573	$6,280,065

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

On September 17, 2013, the Company borrowed $459,622 under the terms of the Margin Agreement, all of which was repaid on September 18, 2013. As of September 30, 2013, there were no borrowings outstanding under the Margin Agreement and the Company was in compliance with all covenants.

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

On September 6, 2013, the Company paid the HTS Note in full.

Related Party Indebtedness

On September 1, 2006, April 1, 2008, and April 8, 2011, TCP and its predecessor entered into certain borrowing arrangements with John O. Hanson, all accruing interest at an annual rate of 20%. As of December 31, 2011, the total amount owed to Mr. Hanson was $2,945,000. Effective January 31, 2012, TCP sold new issue redeemable preferred units to Mr. Hanson for a purchase price of $2,745,000, paid by conversion of debt, and Mr. Hanson became a related party. Effective July 1, 2012, Mr. Hanson’s preferred units in TCP were exchanged for preferred units issued by the Company with identical financial rights and terms. As a result of these transactions, as of December 31, 2012, the Company owed Mr. Hanson $200,000 and he owned 496 redeemable preferred units with a book value of $2,745,000. On June 28, 2013, Mr. Hanson sold the redeemable preferred units to Mr. Krieger, and consequently, as of June 30, 2013, he is no longer a related party. Concurrently with the sale, the redeemable preferred units were converted into Series A Preferred Units. See Note 9. Ownership.

As of September 30, 2013 and December 31, 2012, the Company was in compliance with all covenants with respect to its note payable to Mr. Hanson.

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

The Sunseri Loan was paid in full on April 1, 2013.

Renewable Unsecured Subordinated Notes

On May 10, 2012, the Company’s registration statement on Form S-1 with respect to its offering of up to $50,000,000 of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year Renewable Unsecured Subordinated Notes was declared effective by the SEC. Interest on the Subordinated Notes is paid monthly, quarterly, semi-annually, annually, or at maturity at the sole discretion of each investor and the Company made interest payments during the three and nine months ended September 30, 2013 and 2012 of $150,778 and $4,381 and $269,539 and $4,517, respectively. Total accrued interest on the Subordinated Notes at September 30, 2013 and December 31, 2012 was $221,433 and $50,553, respectively.

As of September 30, 2013, the Company had $8,159,573 of its Subordinated Notes outstanding as follows:

Initial Term	Principal Amount	Weighted Average Interest Rate
3 months	$232,668	7.64%
6 months	274,386	9.01%
1 year	2,482,184	12.12%
2 years	978,010	12.63%
3 years	594,700	13.26%
4 years	388,205	14.64%
5 years	3,033,420	15.75%
10 years	176,000	13.66%
Total	$8,159,573	13.53%

Weighted average term	36.6 mos

9.	Ownership

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

From the effective date to the redemption date, TCP made guaranteed payments or distributions of $45,750 per month to Mr. Hanson or his designee. At any time prior to December 31, 2013, TCP had the right to repurchase the preferred units for the sum of $2,745,000. If TCP did not repurchase the preferred units prior to such date, Mr. Hanson could require Timothy S. Krieger, TCP’s Chief Executive Officer, to purchase the preferred units on such date. Should TCP default on its obligations to Mr. Hanson, payment of all specified amounts had been personally guaranteed by Mr. Krieger.

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

The Company’s ownership as of September 30, 2013 is summarized below:

	Series A Preferred		Common
	Units held	Percent of class	Units held	Percent of class
Timothy S. Krieger	496	100.00%	4,935	99.50%
Summer Enterprises, LLC	–	0.00%	25	0.50%
Total	496	100.00%	4,960	100.00%

10.	Related Party Transactions

The following table summarizes notes payable to related parties at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
John O. Hanson, owner of redeemable preferred units	$–	$200,000
Patrick C. Sunseri, an employee	–	666,665

Interest expense associated with related party notes was $10,082 and $56,915 for the three months and $41,632 and $263,488 for the nine months ended September 30, 2013 and 2012, respectively. See also Note 8. Debt – Related Party Indebtedness and Note 9. Ownership.

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

For rent, real estate taxes, and operating expenses, the Company paid Kenyon $38,854 and $51,463 for the three months ended September 30, 2013 and 2012, and $175,492 and $155,646 for the nine months ended September 30, 2013 and 2012.

Effective January 1, 2013, in connection with the purchase of David B. Johnson’s units by Mr. Krieger, the Company entered in a Non-Competition Agreement (the “NCA”) with Mr. Johnson, a current governor and former member of the Company, pursuant to which the Company is obligated to pay Mr. Johnson $500,000 in twenty-four equal monthly installments of $20,833 each. The total amounts paid pursuant to the NCA during the three and nine months ended September 30, 2013 were $62,500 and $187,500, respectively.

On March 5, 2013, CEF entered into a 36 month lease for 1,800 square feet of office space in Tulsa, Oklahoma with the Brandon J. and Heather N. Day Revocable Trust at a monthly rent of $3,750. Mr. Day is an employee of CEF. Total rent paid for the three and nine months ended September 30, 2013 was $11,250 and $30,000, respectively.

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

On July 9, 2012, several parties filed a petition for review of the May 11, 2012 FERC order with the U.S Court of Appeals, District of Columbia Circuit. Certain subsidiaries of TCPH filed motions to intervene in this proceeding as they were not named parties. On August 6, 2013, the Court of Appeals issued its decision and found that the FERC “acted arbitrarily and capriciously when it effectively ordered PJM to recoup the refunds” The Court remanded the case back to FERC and directed it to either change its determination on recouping the refunds or explain why it should have denied refunds in the first place and why recouping those refunds was warranted. The Court stated that pending this reconsideration by FERC the status quo should be preserved and no repayments directed. However, FERC was counseled not to delay in responding to the Court’s remand.

Due to the uncertainty surrounding the outcome of this remand, the Company is presently unable to determine whether or not the amounts it paid to PJM as a result of the FERC recoupment order could be returned.

Guarantees

In the ordinary course, TCPH provides guarantees for the future obligations of TCP, SUM, and CEF with respect to their participation in PJM, MISO, and ERCOT. As of September 30, 2013, such guarantees were in an unlimited amount for PJM, up to $1,500,000 for MISO, and up to $5,000,000 for ERCOT.

On August 12, 2013, the Company entered into a corporate guaranty in favor of Noble Americas Energy Solutions LLC (“Noble”), pursuant to which, the Company has agreed, among other things, to guarantee, up to a maximum of $1.0 million plus any costs of enforcement or collection, the prompt and complete payment of all amounts owed to Noble by TSE related to any transactions between TSE and Noble.

The Company also guaranteed payment of TCP’s obligations with respect to the Sunseri loan, which was paid in full on April 1, 2013.

12.	Subsequent Events

From October 1, 2013 to November 10, 2013, the Company sold additional Subordinated Notes totaling $1,115,018 with a weighted average term of 23 months and bearing a weighted average interest rate of 13.06%.

In October 2013, the Company made distributions to its common members of $750,000.

On October 24, 2013 a letter from the Minnesota Department of Revenue was received notifying the Company that TCP has been selected for a sales and use tax audit. The period under audit is July 1, 2010 through September 30, 2013.

On October 24, 2013, a letter from the Canada Revenue Agency was received notifying the Company that refund requests for the years 2009-2011 submitted by TCE on June 03, 2013 have been referred to the Non-Resident Audit Division for further review.

On October 28, 2013, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Gregg Ruth (“Ruth”), Peter McCawley (“McCawley”), and Lynn Acorda (“Acorda”; Ruth, McCawley and Acorda are referred to collectively as the “Sellers”), and RMA Services, LLC (“RMA”), pursuant to which the Company has agreed to acquire all of the outstanding equity interests in Discount Energy Group, LLC (“DEG”). DEG is currently licensed to provide electricity to residential and commercial customers in the states of Maryland, New Jersey, Ohio, and Pennsylvania, and has a license application pending in Illinois. The consideration for the acquisition will be approximately $300,000 in cash plus additional cash payments equal to the net amounts on deposit with certain wholesale electricity exchanges and utilities (estimated to be approximately $41,000 and $282,000, respectively), plus the assumption of up to $145,000 of accounts payable not transferred to RMA. RMA, which is owned by the Sellers, will also be compensated on a fixed price and performance incentive basis for certain services to be provided to DEG after the closing of the transaction, pursuant to a management services agreement that will be entered into at closing. The Company has also agreed to make a short term loan to RMA in an amount to be determined at closing based on certain liabilities being assumed by RMA from DEG in the transaction. Repayment of this loan will be secured by all of the assets and membership interests in RMA. Funding of the transactions contemplated by the Purchase Agreement remain subject to certain closing conditions, including, among other things, regulatory approval from FERC. There can be no assurance that the transaction will be completed as proposed or at all.

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

________________________

1 Source is the EIA’s Electric Sales, Revenue, and Average Price report with data for 2011 released September 27, 2012, next release date, September, 2013

PURPA stimulated development of renewable energy sources and co-generation and laid the groundwork for deregulation and competition by opening wholesale power markets to non-utility producers of electricity for the first time.

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

Wholesale electricity prices are driven by supply and demand and actually change minute-by-minute. Near term demand is largely affected by the weather and consumer behavior while supply is driven by plant availability and fuel prices, particularly for natural gas as it is the fuel of choice for marginal generation requirements. Wholesale prices are typically quoted as “on-peak”, “off-peak”, or “flat”, and in dollars per megawatt-hour ($/MWh). Peak hours are generally the 16 hours ending 0800 (8:00 am) to 2300 (11:00 pm) on weekdays, except for the NERC holidays of New Year’s Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day, and Christmas Day. Off-peak periods are all NERC holidays and weekend hours plus the 8 weekday hours from the hour ending at 2400 (midnight) until the hour ending at 0700 (7:00 am). Each month in a calendar year has a different number of on- and off- peak hours, consequently, the flat price for a given month takes this into account. The flat price for a day is simply the average of the 24 hourly prices.

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

Retail Electricity Markets

Today, consumers in 18 states and the District of Columbia have some form of choice in their electric power supplier as shown by the following map:

U.S. Jurisdictions With Retail Choice Programs – Oct 2012

Choice type	All commercial, industrial & residential	Capped commercial & industrial; limited residential	Capped commercial & industrial; no residential	Limited commercial & industrial; no residential	None
States	14	1	1	3	32

WA
OR
ID
MT
ND
MN
SD
WY
WI
MI
NY
VT
ME
NH
MA
CT
RI
CA
NV
UT
CO
NE
IA
IL
IN
OH
PA
NJ
DE
MD
DC
WV
VA
KS
MO
KY
AZ
NM
OK
AR
TN
NC
SC
MS
AL
GA
TX
LA
FL
AK
HI
0 500 Miles
0 500 Km
0 100 Miles
0 100 Km
0 500 Miles
0 500 KM

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

For example, a typical residential service bill for 778 kWh from United Illuminating, one of two EDCs operating in Connecticut, for the month from August 9 to September 7, 2011 totaled $153.02 or 19.67¢/kWh. The bill included:

Charge	Paid to	Cost (cents/kWh)	Dollar amount	Percent of total
Generation	Electricity supplier	8.65	$67.30	44.0%
Delivery	EDC	7.93	61.70	40.3%
Transition (note 1)	EDC	1.52	11.84	7.7%
Policy	Governmental authorities	1.57	12.18	8.0%
Total		19.67	$153.02	100.0

_______________

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

Through these subsidiaries, we hold market-based rate authority from FERC and trade electricity in wholesale markets operated by MISO, ERCOT, PJM, ISO-NE, and NYISO. We also trade energy derivative contracts on exchanges regulated by the CFTC, including ICE, NGX, and CME. We are also authorized by DOE to export electricity to Canada. We are licensed by the states of Connecticut, Massachusetts, New Hampshire, and Rhode Island as an electric supplier to retail customers, although operations have yet to begin in Massachusetts, New Hampshire, and Rhode Island.

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

During the three and nine months ended September 30, 2013, 100% of our trading volume in FERC-regulated markets was financial electricity; that is, we traded no physical power. For the comparable periods in 2012, only 0.1% of our trading volume was physical electricity with the balance, or 99.9%, consisting of financial power. The tables below detail our open derivative contracts held for trading purposes as of the dates indicated.

As of September 30, 2013
				Hours in
Contract			Delivery	Delivery	Power	Energy	Fair Value
Type	Hub	Contract	Period	Period	(MW)	(MWh)	Asset	Liability
Electricity future	MISO Indiana Hub	on peak	Daily	16	2	32	$9,168	$–
Electricity future	PJM West Hub	on peak	Daily	16	62	992	62,280	13,000
Electricity future	AESO	on peak ext	Nov 2013	480	35	16,800	274,778	–
Electricity future	AESO	off peak ext	Nov 2013	240	30	7,200	–	243,881
Electricity future	AESO	on peak ext	Jan 2014	496	90	44,640	–	800,377
Electricity future	AESO	off peak ext	Jan 2014	248	85	21,080	972,969	–
Totals							$1,319,195	$1,057,258

As of December 31, 2012
				Hours in
Contract			Delivery	Delivery	Power	Energy	Fair Value
Type	Hub	Contract	Period	Period	(MW)	(MWh)	Asset	Liability
Electricity future	MISO Indiana Hub	on peak	Daily	16	14	224	$15,704	$4,568
Electricity future	PJM West Hub	on peak	Daily	16	82	1,312	83,560	1,904
Electricity future	MISO Indiana Hub	off peak	Daily	8	32	256080	–	5,792
Totals							$99,264	$12,264

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

The following table summarizes our retail results to date. Note that as we were not in the retail business until July 1, 2012, there is no prior year comparative for this year’s first half.

Key Retail Operating Statistics
	For 3 months ended			For 9 months ended
	September 30,		Percent	September 30,		Percent
	2013	2012	change	2013	2012	change
Revenues ($000s)	2,275	135	1585.1%	5,310	135	3833.5%
Unit sales (MWh)	30,862	1,987	1452.9%	71,327	1,987	3489.1%
Average retail price (¢/kWh)	7.37	6.79	8.5%	7.44	6.79	9.6%
New customer sign-ups	1,911	1,536	24.4%	6,729	1,536	338.1%
Avg daily signup rate	20.8	16.7	24.4%	24.6	16.7	47.6%

	At September 30,		Percent
	2013	2012	change
Customers receiving service	10,116	1,315	669.3%
Total load (MW)	29.17	4.49	549.1%
Total avg daily use (MWh)	312.12	45.28	589.3%
Avg load per customer (kW)	2.88	3.42	-15.6%

Our cost of electricity sold includes the costs of purchased power such as energy, capacity, and ancillary services, renewable energy certificates, bad debt expense, and gains net of losses and commissions on derivative contracts used to hedge volatility in power purchase costs. We have designated the derivative contracts detailed below as cash flow hedges for a portion of our expected 2013 cash power purchases for retail. We are typically required to maintain cash deposits in separate accounts to meet wholesale financial assurance requirements and derivative contract margin requirements, which amounts are included in “trading accounts and deposits”. The tables below detail, as of September 30, 2013 and December 31, 2012, our open derivative contracts held for hedging purposes.

Open Derivative Contracts Designated as Cash Flow Hedges as of September 30, 2013

			On Peak/ Off Peak			Wtd Avg
Contract	Contract	Delivery	Hours in	Load	Energy	Price	Fair Value
Type	Hub	Month	Month	(MW)	(MWh)	($/MWh)	Asset	Liability
Electricity future	ISO-NE Mass Hub on peak	Oct 2013	368	15	5,520	41.64	–	37,499
Electricity future	ISO-NE Mass Hub off peak	Oct 2013	376	10	3,760	31.72	–	33,483
Electricity future	ISO-NE Mass Hub off peak	Nov 2013	400	15	6,000	37.90	–	11,328
Electricity future	ISO-NE Mass Hub on peak	Nov 2013	320	15	4,800	49.25	–	6,480
Electricity future	ISO-NE Mass Hub on peak	Dec 2013	336	10	3,360	76.10	80,052	–
Electricity future	ISO-NE Mass Hub off peak	Dec 2013	408	10	4,080	60.10	79,458	–
Electricity future	ISO-NE Mass Hub on peak	Jun 2014	336	5	1,680	44.25	–	420
Electricity future	ISO-NE Mass Hub on peak	Jul 2014	352	5	1,760	56.20	6,072	–
Electricity future	ISO-NE Mass Hub on peak	Aug 2014	336	5	1,680	51.05	–	2,856
Electricity future	ISO-NE Mass Hub on peak	Sep 2014	336	5	3,760	41.10	–	1,260

Totals					36,400 MWh	$47.46	$165,582	$93,326

Open Derivative Contracts Designated as Cash Flow Hedges as of December 31, 2012

			On Peak/ Off Peak			Wtd Avg
Contract	Contract	Delivery	Hours in	Load	Energy	Price	Fair Value
Type	Hub	Month	Month	(MW)	(MWh)	($/MWh)	Asset	Liability
Electricity future	ISO-NE Mass Hub on peak	Jan 2013	352	10 MW	3,520 MWH	$71.13	$32,331	$–
Electricity future	ISO-NE Mass Hubon peak	Feb 2013	320	5 MW	1,600 MWH	67.38	15,280	–
Electricity future	ISO-NE Mass Hubon peak	Mar 2013	336	5 MW	1,680 MWH	52.28	–	5,208
Electricity future	ISO-NE Mass Hub on peak	Apr 2013	352	5 MW	1,760 MWH	52.28	–	22,440
Electricity future	ISO-NE Mass Hub on peak	May 2013	352	5 MW	1,760 MWH	52.28	–	30,008
Electricity future	ISO-NE Mass Hub on peak	Jun 2013	320	5 MW	1,600 MWH	52.28	–	22,320
Electricity future	ISO-NE Mass Hub on peak	Jul 2013	352	5 MW	1,760 MWH	52.28	–	7,040
Electricity future	ISO-NE Mass Hub on peak	Aug 2013	352	5 MW	1,760 MWH	52.28	–	13,200
Electricity future	ISO-NE Mass Hub on peak	Sep 2013	320	5 MW	1,600 MWH	52.28	–	23,120
Electricity future	ISO-NE Mass Hub on peak	Oct 2013	368	5 MW	1,840 MWH	52.28	–	25,944
Electricity future	ISO-NE Mass Hub on peak	Nov 2013	320	5 MW	1,600 MWH	52.28	–	9,600
Electricity future	ISO-NE Mass Hub on peak	Dec 2013	336	5 MW	1,680 MWH	52.28	15,960	–

Totals					22,160 MWh	$56.36	$63,571	$158,880

Results of Operations

Three Months Ended September 30, 2013 and 2012

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Three Months Ended September 30,
Dollars in thousands	2013		2012		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Wholesale trading revenue, net	$9,946	81.4%	$4,996	97.4%	$4,950	99.1%
Retail electricity revenue	2,275	18.6%	135	2.6%	2,141	1591.4%
Net revenue	12,221	100.0%	5,131	100.0%	7,091	138.2%

Operating costs & expenses
Cost of retail electricity sold	2,219	18.2%	113	2.2%	2,106	1863.7%
Retail sales & marketing	–	0.0%	–	0.0%	–	na
Compensation & benefits	4,793	39.2%	1,178	23.0%	3,615	306.9%
Professional fees	458	3.7%	784	15.3%	(326)	-41.6%
Other general & administrative	780	6.4%	584	11.4%	196	33.6%
Trading tools & subscriptions	222	1.8%	222	4.3%	–	0.0%
Total operating expenses	8,472	69.3%	2,881	56.2%	5,591	194.1%
Operating income	3,749	30.7%	2,250	43.8%	1,500	66.7%

Interest expense	(381)	-3.1%	(353)	-6.9%	(28)	7.9%
Interest income	6	0.0%	6	0.1%	–	0.0%
Loss on foreign currency exchange	3	0.0%	–	0.0%	3	na
Other income (expense), net	(372)	-3.0%	(347)	-6.8%	(25)	7.2%
Income before income taxes	3,377	27.6%	1,903	37.1%	1,475	77.5%
Income tax provision (benefit)	–	0.0%	(34)	-0.7%	34	-100.0%
Net income	3,377	27.6%	1,937	37.7%	1,441	74.4%

Preferred distributions	(137)	-1.1%	(137)	-2.7%	–	0.0%
Net income attributable to common	$3,240	26.5%	$1,800	35.1%	$1,441	80.1%

Wholesale trading revenue, net: The average for the PJM West Hub peak price during the third quarter of 2013 was $47.65/MWh with a standard deviation of $25.42, resulting in a coefficient of variation of 53%, compared to $45.43/MWh, $13.96, and 31% for the three months ended September 30, 2012.

The average daily percentage change during the three months ended September 30, 2013 was 4.5%, up from 3.2% for the same period in 2012. The maximum daily price gain during the 2013 quarter was 149.5% compared to 77.0% in 2012 while the greatest daily losses were 55.3% and 52.9%, respectively. The 2013 quarter saw 14 days where the price was up by 10% or more, compared to 17 in the 2012 period. The 2012 period saw 10 days where the price decreased by more than 10%, compared to 14 for the three months ended September 30, 2013.

As shown by the table below, price and volatility levels were both higher in the 2013 period compared to 2012.

PJM West Hub Peak Day Ahead

	Three Months Ended September 30,
			Increase (decrease)
	2013	2012	Units	Percent
Price ($/MWh)
Average	47.65	45.43	2.21	5%
Maximum	153.85	104.10	49.75	48%
Minimum	31.18	32.28	(1.10)	-3%
Standard deviation	25.42	13.96	11.46	82%
Coefficient of variation (stdev ÷ avg)	53%	31%	23%	74%

Daily percentage changes
Average.	4.5%	3.2%	1.3%	42%
Maximum	149.5%	77.0%	72.5%	94%
Minimum	-55.3%	-52.9%	-2.4%	5%
Standard deviation	30.3%	17.9%	12.4%	69%

Number of days
Up 10% or more	14	17	(3)	-18%
Between 10% up and 10% down	36	36	–	0%
Down 10% or more	14	10	4	40%

According to NOAA data, for the three months ended September 30, 2013, heating degree-days for the U.S. totaled 585, up 17% compared to 500 for the same period last year and 1% compared to the 578 of the 30 year normal (1983-2012). Cooling degree-days during the third quarter of 2013 totaled 1,161, down 12% compared to 1,315 for the same period last year and down 3% compared to the normal of 1,193. Consequently, the weather in the third quarter of 2013 was markedly cooler than last year, but about normal.

EIA data indicates that for the three months ended September 30, 2013, the Henry Hub natural gas spot price averaged $3.79/MCF, 47% more 2012’s third quarter average mark of $2.58 and 24% below the 5 year average price of $4.97. Weekly storage levels averaged 2,573 BCF or 16% less than 2012’s level of 3,053 BCF and about flat with the 5-year average of 2,581 BCF.

	Three Months Ended September 30,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2013	2012	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	585	500	578	85	17%	8	1%
Cooling degree-days	1,161	1,315	1,193	(154)	-12%	(32)	-3%
Avg temperature (°F)	65.9	68.0	66.5	(2.1)	-3%	(0.6)	-1%

Natural Gas
Henry Hub spot price ($/MCF)	3.79	2.58	4.97	1.20	47%	(1.18)	-24%
Working gas in underground storage, Lower 48 states, EIA weekly estimates (BCF).	2,573	3,053	2,581	(480)	-16%	(8)	0%

______________

1 - "LTA" abbreviates long term average. For weather data, the period is 1983-2012 and for natural gas it is 2008-2012.

Largely as a result of these factors, for the three months ended September 30, 2013, net trading revenue increased by $4,950,000 or 99.1% to $9,946,000 compared to $4,996,000 for the comparable period in 2012.

Retail electricity sales: We recognized revenue of $2,275,000 in the three months ended September 30, 2013 compared to $135,000 for the third quarter of last year, principally as a result of the increase in customers receiving service from us.

Costs of retail electricity sold: Our cost of electricity sold includes the costs of purchased power such as energy, capacity, and ancillary services, renewable energy certificates, bad debt expense, and gains net of losses and commissions on derivative contracts used to hedge power purchase costs. For the quarter ended September 30, 2013, the Company purchased all of the electricity sold to retail customers in ISO-NE’s day-ahead and real-time wholesale markets.

For the third quarter of 2013, we hedged the cost of 12,720 MWh or 117.6% of the 10,812 MWh of electricity purchased for our retail customers in such period. In anticipation of normal to above-normal heat for the summer months, the Company hedged to cover expected increases in peak load driven by air conditioning demand. Above-normal temperatures developed in July, securing gains on our hedges for that month; however, August and September were cooler than normal, resulting in losses on our hedges due to both lower spot prices and decreased demand from our customer base. Overall, for the quarter, our hedges had the effect of increasing cost of goods sold by $105,549 or approximately $1.94/MWh.

As of September 30, 2013, we had hedged the cost of 27,250 MWh or about 90% of our expected electricity purchases for the fourth quarter of 2013 and $72,000 of gains, representing the effective portion of our hedges, was deferred in accumulated other comprehensive income. This amount is expected to be reclassified to cost of energy sold by December 31, 2013.

Compensation and benefits: Compensation and related expenses such as employee benefits and payroll taxes consist primarily of base and incentive compensation paid to our administrative officers, energy traders, and other employees.

For the third quarter of 2013, compensation and benefits increased by $3,615,000 or 307% to $4,793,000 compared to $1,178,000 for the same period in 2012. Our personnel expense is directly related to the revenue we record, since our traders’ compensation is tied to revenue production.

Professional fees: Professional fees consist of legal expenses, audit fees, tax compliance reporting service fees, and other fees paid for outside consulting services.

For the third quarter ended 2013, professional fees decreased by $326,000 to $458,000 compared to $784,000 in the same period in 2012. The decrease was due to a decrease in accrued compensation due to a trading consultant; the expense is included in professional fees. The Company also continues to incur legal fees in connection with the former employee litigation in Canada and the FERC investigation.

Other general and administrative: Other general and administrative expenses consist of rent, depreciation, travel, outside retail marketing and customer service costs, and all other direct office support expenses.

For the three months ended September 30, 2013, these costs increased by approximately $196,000 to $780,000 compared to $584,000 for the same period in 2012. The increase was related to marketing costs and administrative expenses associated with the Notes Offering and certain costs and expenses related to our retail business such as contract fees, office expenses, and travel. Depreciation and amortization is included in other general and administrative expenses and also increased in the third quarter of 2013 by $70,786 from $68,631 to $139,417.

Trading tools and subscriptions: Trading tools and subscriptions consist primarily of amounts paid for services that provide weather reports and forecasting, electrical load forecasting, congestion analysis and other factors relative to electricity production and consumption.

For the quarters ended September 30, 2013 and 2012, trading tools and subscriptions were flat at $222,000.

Other income (expense): Other expense, net of other income, increased by $25,000 to $372,000 for the period ending September 30, 2013 compared to $347,000 for 2012. As the principal component of other expense, interest expense increased by $28,000 to $381,000 for the year from $353,000 during 2012. The increase was attributed primarily to a reduction of the weighted average interest rate paid on our debt, which was more than offset by an increase in outstanding debt from $6,280,000 at December 31, 2012 compared to $8,360,000 at September 30, 2013.

Provision for taxes: The tax provision is directly related to foreign income taxes associated with CAN. The decrease in taxes is attributed to a decrease in taxable income for CAN.

Preferred distributions: During each of the quarters ended September 30, 2013 and 2012, we paid $137,000 in preferred distributions.

Nine Months Ended September 30, 2013 and 2012

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Nine Months Ended September 30,
Dollars in thousands	2013		2012		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Wholesale trading revenue, net	$24,535	82.2%	$12,421	98.9%	$12,114	97.5%
Retail electricity revenue	5,310	17.8%	135	1.1%	5,176	3843.8%
Net revenue	29,845	100.0%	12,556	100.0%	17,289	137.7%

Operating costs & expenses
Cost of retail electricity sold	5,501	18.4%	113	0.9%	5,388	4756.7%
Retail sales & marketing	–	0.0%	–	0.0%	–	na
Compensation & benefits	11,172	37.4%	6,052	48.2%	5,120	84.6%
Professional fees	3,958	13.3%	2,021	16.1%	1,937	95.9%
Other general & administrative	2,111	7.1%	1,383	11.0%	728	52.7%
Trading tools & subscriptions	708	2.4%	696	5.5%	12	1.7%
Total operating expenses	23,450	78.6%	10,265	81.8%	13,185	128.4%

Operating income	6,395	21.4%	2,291	18.2%	4,104	179.1%

Interest expense	(1,090)	-3.7%	(1,081)	-8.6%	(9)	0.8%
Interest income	21	0.1%	24	0.2%	(3)	-11.5%
Loss on foreign currency exchange	3	0.0%	(17)	-0.1%	20	18.1%
Other income (expense), net	(1,066)	-3.6%	(1,074)	-8.6%	8	-0.7%

Income before income taxes	5,328	17.9%	1,217	9.7%	4,112	337.7%
Income tax provision (benefit)	9	0.0%	54	0.4%	(45)	-83.7%
Net income	5,320	17.8%	1,163	9.3%	4,156	357.3%

Preferred distributions	(412)	-1.4%	(366)	-2.9%	(46)	12.5%

Net income attributable to common	$4,908	16.4%	$797	6.3%	$4,111	515.5%

Wholesale trading revenue, net: The average for the PJM West Hub peak price during the nine months ended September 30, 2013 was $44.27/MWh with a standard deviation of $16.31, resulting in a coefficient of variation of 37%, compared to $39.66/MWh, $13.46, and 34% for the first nine months of 2012.

The average daily percentage change during the nine months ended September 30, 2013 was 2.5%, up from 1.5% for the same period in 2012. The maximum daily price gain during 2013’s first nine months was 149.5% compared to 370.1% in 2012 while the greatest daily losses were 55.3% and 80.3%, respectively. The first nine months of 2013 saw 40 days where the price was up by 10% or more, compared to 38 in the 2012 period. The 2013 period saw 41 days where the price decreased by more than 10%, compared to 38 for the nine months ended September 30, 2012.

As shown by the table below, price levels and volatility were both higher in the 2013 period, compared to 2012.

	Nine Months Ended September 30,
PJM West Hub Peak Day Ahead			Increase (decrease)
	2013	2012	Units	Percent
Price ($/MWh)
Average	44.27	39.66	4.61	12%
Maximum	153.85	127.26	26.59	21%
Minimum	29.70	28.81	0.90	3%
Standard deviation	16.31	13.46	2.84	21%
Coefficient of variation (stdev ÷ avg)	37%	34%	3%	8%

Daily percentage changes
Average	2.5%	1.5%	1.1%	75%
Maximum	149.5%	370.1%	-220.6%	-60%
Minimum	-55.3%	-80.3%	25.0%	-31%
Standard deviation	23.2%	23.1%	0.2%	1%

Number of days
Up 10% or more	40	38	2	5%
Between 10% up and 10% down	110	115	(5)	-4%
Down 10% or more	41	38	3	8%

According to NOAA data, for the nine months ended September 30, 2013, heating degree-days for the U.S. totaled 2,840, up 24% compared to 2,282 for the same period last year and up 3% compared to the 2,744 of the 30 year normal (1983-2012). Cooling degree-days during the first half of 2013 totaled 1,193, down 14% compared to 1,382 for the same period last year and down 3% compared to the normal of 1,228. Consequently, the weather in the first nine months of 2013 marked a return to more normal weather compared to the exceptionally mild 2012.

EIA data indicates that for the nine months ended September 30, 2013, the Henry Hub natural gas spot price averaged $3.69/MCF, 46% more 2012’s first nine months average mark of $2.54 and 26% below the 5 year average price of $4.97. Weekly storage levels averaged 2,523 BCF or 14% less than 2012’s level and 4% above the 5-year average.

	Nine Months Ended September 30,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2013	2012	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	2,840	2,282	2,744	558	24%	96	3%
Cooling degree-days	1,193	1,382	1,228	(189)	-14%	(35)	-3%
Avg temperature (°F)	55.9	59.4	56.9	(3.5)	-6%	(1.0)	-2%

Natural Gas
Henry Hub spot price ($/MCF)	3.69	2.54	4.97	1.16	46%	(1.28)	-26%
Working gas in underground storage, Lower 48 states, EIA weekly estimates (BCF)	2,523	2,947	2,420	(424)	-14%	103	4%

1 - "LTA" abbreviates long term average. For weather data, the period is 1983-2012 and for natural gas it is 2008-2012.

Largely as a result of these factors, for the nine months ended September 30, 2013, net trading revenue increased by $12,114,000 or 97.5% to $24,535,000 compared to $12,421,000 for the comparable period in 2012.

Retail electricity sales: During the nine months ended September 30, 2013, we recognized retail revenue of $5,310,000 compared to $135,000 for the same period last year; however, note that we were not in the retail business until July 1, 2012 and therefore the nine month period of 2012 only includes the third quarter.

Costs of retail electricity sold: Our cost of electricity sold includes the costs of purchased power such as energy, capacity, and ancillary services, renewable energy certificates, bad debt expense, and gains net of losses and commissions on derivative contracts used to hedge power purchase costs. For the nine months ended September 30, 2013, we purchased all of the electricity sold to our retail customers in ISO-NE’s day-ahead and real-time wholesale markets.

For the first nine months of 2013, the Company hedged the cost of 79,520 MWh or 106% of the 74,998 total MWh of electricity purchased for its retail customers in such period and recorded gains on such hedges of $148,000, reducing our cost of energy sold by $2.94/MWh.

As of September 30, 2013, we had hedged the cost of 27,250 MWh or about 90% of our expected electricity purchases for the fourth quarter of 2013 and $72,000 of gains, representing the effective portion of our hedges, was deferred in accumulated other comprehensive income. This amount is expected to be reclassified to cost of energy sold by December 31, 2013.

Compensation and benefits: Compensation and related expenses such as employee benefits and payroll taxes consist primarily of base and incentive compensation paid to our administrative officers, energy traders, and other employees.

For the first nine months of 2013, compensation and benefits increased by $5,120,000 or 84.6% to $11,172,000 compared to $6,052,000 for the same period in 2012. Our personnel expense is directly related to the revenue we record, since our trader’s compensation is tied to revenue production.

Professional fees: Professional fees consist of legal expenses, audit fees, tax compliance reporting service fees, and other fees paid for outside consulting services.

For the nine months ended September 30 2013, professional fees increased by $1,937,000 to $3,958,000 compared to $2,021,000 in the nine months ended September 30, 2012. The increase was due to the addition of a trading consultant at CTG. The Company also continues to incur legal fees in connection with the Canadian former employee litigation and ongoing FERC investigation.

Other general and administrative: Other general and administrative expenses consist of rent, depreciation, travel, outside retail marketing and customer service costs, and all other direct office support expenses.

For the nine ended September 30, 2013, these costs increased by $728,000 to $2,111,000 compared to $1,383,000 for the same period in 2012. The increase was related to marketing costs and administrative expenses associated with the Notes Offering and certain costs and expenses related to our retail business such as contract fees, office expenses, and travel, neither of which were incurred in the nine months ended September 30, 2012.. These costs increased by $498,041 from $269,956 in the first nine months of 2012 to $767,997 in the same period of 2013. Depreciation and amortization is included in other general and administrative expenses and also increased by $239,096 from $172,152 to $411,248 for the nine months.

Trading tools and subscriptions: Trading tools and subscriptions consist primarily of amounts paid for services that provide weather reports and forecasting, electrical load forecasting, congestion analysis and other factors relative to electricity production and consumption.

For the nine months ended September 30, 2013, trading tools and subscriptions increased by $12,000 or 1.7% to $708,000 compared to $696,000 for the comparable period in 2012. Many of the contracts renew each year at an increased cost.

Other income (expense): Other expense, net of other income, decreased by $8,000 to $1,065,000 for 2013’s first nine months compared to $1,074,000 for 2012. As the principal component of other expense, interest expense increased by $9,000 to $1,090,000 for the first nine months of the year from $1,081,000 during the comparable period in 2012. The increase was attributed primarily to a reduction of the weighted average interest rate paid on our debt, offset by an increase in outstanding debt from $6,280,000 at December 31, 2012 compared to $8,360,000 at September 30, 2013.

Provision for taxes: The tax provision is directly related to foreign income taxes associated with CAN. The decrease in taxes is attributed to a decrease in taxable income for CAN.

Preferred distributions: During the nine months ended September 30, 2013, we expensed $412,000 in preferred distributions compared to $366,000 in the same period in 2012. The increase is solely related to the issuance date of the redeemable preferred on January 31, 2012.

Liquidity, Capital Resources, and Cash Flow

In our wholesale trading business, we require a significant amount of cash to maintain collateral with the trading markets in which we operate, which in turn allows us to trade in those markets and generate revenues. With respect to our retail operation, in addition to collateral posted with ISO-NE that allows us to acquire power for our customers, we are also required to fund accounts receivable as well as margin requirements associated with hedges. We are generally required to pay for power every 4 days or so, while our average collection period on receivables is 40 to 45 days. As such, our capital is largely invested in trading accounts and deposits and receivables. Our capital expenditure requirements are nominal, being limited to computer and office equipment, software, and office furniture. Therefore, in any given reporting period, the amount of cash consumed or generated will primarily be due to changes in working capital.

Historically, our capital requirements have been funded by notes payable and operating profits and we are dependent on cash on hand, cash-flow positive operations, and additional financing to service our existing obligations. Should we incur significant losses from operations within a short period during a time when we do not have substantial cash balances, we could be forced to cover our requirements for cash by reducing the balances in our trading accounts, which would limit our ability to trade. These events would have a detrimental effect on the Company.

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

While we believe we have sufficient cash on hand, coupled with anticipated cash generated from operating activities and the anticipated proceeds from our Notes Offering to meet our operating cash requirements for at least the next twelve months, we regularly evaluate other potential sources of capital, which may include sourcing additional financing in the form of debt in order to provide added flexibility to support our working capital needs and reduce our overall costs of borrowing. In addition, the Company currently has sufficient liquidity for its operating requirements and expects to use a portion of its available cash to finance additional retail energy expansion and acquisitions, and may also examine a variety of potential investments for its excess cash, which could include equities, real estate, and debt instruments.

The following table is presented as a measure of our liquidity and capital resources as of the dates indicated:

	At
Dollars in thousands	September 30, 2013		December 31, 2012		Increase (decrease)
	Dollars	Percent of total assets	Dollars	Percent of total assets	Dollars	Percent
Liquidity
Cash	$9,013	38.7%	$772	4.7%	$8,241	1067.7%
Trading accounts and deposits	10,864	46.7%	12,025	73.9%	(1,161)	-9.7%
Accounts receivable - trade	1,805	7.8%	2,191	13.5%	(386)	-17.6%
Total liquid assets	21,682	93.2%	14,988	92.2%	6,693	44.7%
Total assets	$23,259	100.0%	$16,263	100.0%	6,996	43.0%

Capital Resources
Notes payable
Demand or current	$4,103	17.6%	$5,006	30.8%	$(903)	-18.0%
Long term	4,257	18.3%	1,274	7.8%	2,982	234.0%
Total debt	8,360	35.9%	6,280	38.6%	2,080	33.1%
Redeemable preferred	–	0.0%	2,745	16.9%	(2,745)	-100.0%
Series A preferred	2,745	11.8%	–	0.0%	2,745	na
Common	6,411	27.6%	3,654	22.5%	2,757	75.4%
Total equity	9,156	39.4%	6,399	39.3%	2,757	43.1%
Total capitalization	$17,516	75.2%	$12,679	78.0%	$4,836	38.1%

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2013 and 2012 as derived from the statements of cash flows:

	For The Nine Months Ended September,
Dollars in thousands			Increase (decrease)
	2013	2012	Dollars	Percent
Net cash provided by (used in):
Operating activities	$9,197	$2,482	$6,715	270.5%
Investing activities	(264)	(282)	18	-6.6%
Financing activities	(522)	(1,765)	1,243	-70.4%
Net cash flow	8,411	435	7,976	1833.2%

Effect of exchange rate changes on cash	(170)	(49)	(121)	248.2%

Cash:
Beginning of period	772	971	(199)	-20.5%
End of period	$9,013	$1,357	$7,656	563.9%

During the nine months ended September 30, 2013, we generated $9,197,000 of cash from operations, made $76,000 of capital expenditures and paid $188,000 of non-competition agreement payments, and used $522,000 for financing activities. From the end of 2012 to September 30, 2013, our total debt increased by a net amount of $2,080,000, and we paid $428,000 and $2,174,000 of preferred and common distributions, respectively. At September 30, 2013, our debt totaled $8,360,000 compared to $6,280,000 as of the prior year end. For the nine months ended September 30, 2012, we generated $2,482,000 from operating activities and used $282,000 for purchases of equipment and furniture and the acquisition of CP&U. Cash used by financing activities totaled $1,765,000.

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

On May 10, 2012, our Form S-1 registration statement relating to our offer and sale of Renewable Unsecured Subordinated Notes (File No. 333-179460) was declared effective by the SEC, and our offering of notes commenced on May 15, 2012. The registration statement on Form S-1 covers up to $50,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes. For the nine months ended September 30, 2013, we incurred $841,000 of offering-related expenses, including marketing and printing expense, legal and accounting fees, filing fees, and trustee fees. These costs and expenses are expensed as incurred. From the effective date of May 10, 2012 through November 10, 2013, we have sold a total of $9,658,000 in principal amount of Notes and repaid $524,000, for a net raise to date of $9,134,000.

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

For the nine months ended September 30, 2013 and 2012, we recorded $4,142,009 and $2,168,112 to Class B members. The amount of accrued profits interests included in accrued compensation at September 30, 2013 and 2012 was $2,041,474 and $350,708, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 - Legal Proceedings

See Note 11. Commitments and Contingencies on page 32 of this Form 10-Q for a discussion of certain legal proceedings.

Item 1A - Risk Factors

No material changes from prior disclosure.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibit Number	Description
4.1	First Amendment to Amended and Restated Member Control Agreement of Twin Cities Power Holdings, LLC, dated July 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 19, 2013)
4.2	Second Amendment to Amended and Restated Member Control Agreement of Twin Cities Power Holdings, LLC, dated August 28, 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 11, 2013)
10.1	Corporate Guaranty dated September 4, 2013 by the Company in favor of Midcontinent Independent Transmission System Operator, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 22, 2013)
10.2	Corporate Guaranty dated August 12, 2013 by the Company in favor of Noble Americas Energy Solutions LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 11, 2013)
10.3	Membership Interest Purchase Agreement dated October 28, 2013 between the Company, Gregg Ruth, Peter McCawley, Lynn Acorda, and RMA Services, LLC
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

_________________

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

TWIN CITIES POWER HOLDINGS, LLC

/s/ Timothy S. Krieger
Dated: November 14, 2013	By:	Timothy S. Krieger
Chief Executive Officer, President and Chairman of the Board (principal executive officer)

/s/ Wiley H. Sharp III
Dated: November 14, 2013	By:	Wiley H. Sharp III
Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

