Form 10-K/A
period 2013-12-31
Twin Cities Power Holdings, LLC
filed 2014-04-08
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 28, 2014 (the “Form 10-K”), is solely to correct a typographical error appearing in Part II, Item 6.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

2

Part II

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

	Years ended December 31
Dollars in thousands unless otherwise indicated	2013	2012
Statements of Operations Data
Net revenue	$32,785	$19,074
Total operating expenses	29,176	16,036
Operating income	3,610	3,038
Net other income (expense)	(1,469)	(1,051)
Income before income taxes	2,140	1,987
Provision for taxes	9	56
Net income	2,131	1,931
Preferred distributions	(549)	(503)
Net income attributable to common	$1,582	$1,427
Ratio of earnings to fixed charges (1)	2.26x	2.61x

Balance Sheet Data
Cash and trading deposits	$13,675	$12,797
Total assets	17,562	16,263
Total debt	10,185	6,280
Total liabilities	12,813	9,864
Total redeemable preferred & members' equity	4,748	6,399

______________

(1)	Fixed charges include interest expense, one-third of operating lease rental expense as reported in the footnotes to our financial statements, and amortization of deferred financing costs. We have included one-third of the operating lease rental expense because that is the portion the Company estimates to be the interest component attributable to such rent expense, with the remaining two-thirds considered to be depreciation.

3

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

4

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TWIN CITIES POWER HOLDINGS, LLC
/S/ TIMOTHY S. KRIEGER
Dated: April 7, 2014	By:	Timothy S. Krieger
Chief Executive Officer, President and Chairman of the Board (principal executive officer)

5