Form 10-Q
period 2014-03-31
Twin Cities Power Holdings, LLC
filed 2014-05-15
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

TABLE OF CONTENTS

Definitions	3
Forward Looking Statements	8
Non-GAAP Financial Measures	9
Part I – Financial Information	10
Item 1 - Financial Statements (Unaudited)	10
Consolidated Balance Sheets	10
Consolidated Statements of Comprehensive Income	11
Consolidated Statements of Cash Flows	12
Notes to Consolidated Financial Statements	14
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Industry Background	32
Overview	36
Results of Operations	36
Liquidity, Capital Resources, and Cash Flow	42
Financing	45
Non-GAAP Financial Measures	45
Critical Accounting Policies and Estimates	46
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	47
Commodity Price Risk	47
Interest Rate Risk	48
Liquidity Risk	48
Wholesale Counterparty Credit Risk	48
Retail Customer Credit Risk	49
Foreign Exchange Risk	49
Item 4 - Controls and Procedures	49
Part II – Other Information	50
Item 1 - Legal Proceedings	50
Item 1A - Risk Factors	50
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3 - Defaults Upon Senior Securities	50
Item 4 - Mine Safety Disclosures	50
Item 5 - Other Information	50
Item 6 - Exhibits	51
Signatures	52

Definitions

Abbreviation or acronym	Definition
ABN AMRO	ABN AMRO Clearing Chicago, LLC and ABN AMRO Clearing Bank, N.V.
AESO	Alberta Electric System Operator, a statutory corporation of the Province of Alberta, is an ISO serving the Alberta Interconnected Electric System
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BLS	Bureau of Labor Statistics, an agency within the U.S. Department of Labor
Btu; therm; MMBtu	A “Btu” or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A “therm” is one hundred thousand Btu. One “MMBtu” is one million Btu.
C$	Canadian dollars
CAISO	California Independent System Operator Corporation, an ISO serving 80% of California and a small part of Nevada
CEF	Cygnus Energy Futures, LLC, a wholly-owned subsidiary of CP and a second-tier subsidiary of the Company
CFTC	Commodity Futures Trading Commission, an independent agency of the United States government that regulates futures and option markets
CLP	Connecticut Light & Power Company, an EDC in Connecticut
CME	CME Group Inc. operates the CME (Chicago Mercantile Exchange), CBOT (Chicago Board of Trade), NYMEX (New York Mercantile Exchange), and COMEX (Commodities Exchange) derivatives exchanges and also offers certain cleared OTC products and services
Company	TCPH and its subsidiaries
CoV	Abbreviates the coefficient of variation, a simple measure of volatility useful for comparing two or more data series; equal to the standard deviation divided by the mean
CP	Cygnus Partners, LLC, a first-tier subsidiary of the Company
CP&U	Community Power & Utility, LLC, an electricity retailer acquired by TCP on June 29, 2012
CSE	Comparison shopping engine, a web site that compares prices for specific products. While most comparison shopping engines do not offer the products or services themselves, some may earn commissions when users follow the links in the search results and make a purchase from an online vendor
CTG	Chesapeake Trading Group, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of the Company
DEG	Discount Energy Group, LLC, a wholly-owned subsidiary of REH and a second-tier subsidiary of the Company, effective January 2, 2014

Abbreviation or acronym	Definition
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

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed under the heading “Item 1A – Risk Factors” of our Form 10-K for 2013 (the “2013 Form 10-K”), the “Risk Factors” section beginning on page 10 of our Form S-1, and any assumptions and other factors referred to specifically in connection with such forward-looking statements that could cause our actual results to differ materially from those indicated in the forward-looking statements.

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

Part I – Financial Information

Item 1 - Financial Statements (Unaudited)

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
	Unaudited
Assets
Current assets
Cash - unrestricted	$11,283,219	$3,190,495
Cash in trading accounts	18,942,202	10,484,448
Accounts receivable - trade	2,819,950	1,315,209
Note receivable	–	140,964
Marketable securities	1,018,594	256,004
Prepaid expenses and other current assets	362,569	242,482
Total current assets	34,426,534	15,629,602

Equipment and furniture, net	484,012	504,298

Other assets
Intangible assets, net	711,300	305,978
Deferred financing costs, net	312,061	337,559
Cash - restricted	1,639,559	320,188
Land held for development	132,756	110,477
Mortgage note receivable	353,504	353,504
Convertible promissory note	1,003,056	–
Total assets	$39,062,782	$17,561,606

Liabilities and Members' Equity

Current liabilities
Accounts payable - trade	$1,030,724	$1,035,644
Accrued expenses	904,367	683,556
Accrued compensation	9,662,059	299,439
Accrued interest	525,027	359,758
Notes payable	–	200,000
Renewable unsecured subordinated notes	6,026,480	4,922,596
Obligations under non-competition agreement	187,500	250,000
Total current liabilities	18,336,157	7,750,993

Long-term debt
Renewable unsecured subordinated notes	5,761,241	5,062,230
Total liabilities	24,097,398	12,813,223

Commitments and contingencies

Members' equity
Series A preferred equity	2,745,000	2,745,000
Common equity	11,621,437	1,302,994
Accumulated other comprehensive income	598,947	700,389
Total members' equity	14,965,384	4,748,383
Total liabilities and members' equity	$39,062,782	$17,561,606

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months ended March 31, 2014 and 2013

	Three Months
	Ended March 31,
	2014	2013
	Unaudited	Unaudited
Revenue
Wholesale trading revenue, net	$27,021,725	$6,797,068
Retail electricity revenue	2,912,526	1,437,329
	29,934,251	8,234,397

Costs and expenses
Cost of retail electricity sold	4,602,217	1,684,382
Retail sales and marketing	128,442	388
Compensation and benefits	10,635,159	3,600,612
Professional fees	1,132,862	927,188
Other general and administrative	904,327	632,052
Trading tools and subscriptions	219,206	222,620
	17,622,213	7,067,242

Operating income	12,312,038	1,167,155

Other income (expense)
Interest expense	(467,765)	(348,821)
Interest income	12,150	7,533
Gain on foreign currency exchange	368	246
	(455,247)	(341,042)

Net income	11,856,791	826,113
Distributions - preferred	(137,268)	(137,250)
Net income attributable to common	11,719,523	688,863

Other comprehensive income (loss)
Foreign currency translation adjustment	(75,182)	(37,074)
Change in fair value of cash flow hedges	(38,135)	131,093
Unrealized gain on securities	11,875	–
Comprehensive income	$11,618,081	$782,882

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

	Three Months
	Ended March 31,
	2014	2013
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$11,856,791	$826,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,283	134,193
(Increase) decrease in:
Trading accounts and deposits	(8,304,821)	(1,283,821)
Accounts and notes receivable	(1,504,740)	1,078,427
Prepaid expenses and other assets	(17,288)	(149,382)
Increase (decrease) in:
Accounts payable - trade	(4,920)	(35,555)
Accrued expenses	52,300	103,758
Accrued compensation	9,362,620	395,766
Accrued interest	165,269	191,007
Net cash provided by operating activities	11,825,494	1,260,506

Cash flows from investing activities
Repayment of note receivable	140,964	–
Purchase of marketable securities	(750,715)	–
Purchase of convertible promissory note	(1,003,056)	–
Purchase of equipment and furniture	(25,163)	(27,874)
Purchase of land held for development	(22,279)	–
Increase in restricted cash	(1,319,371)	–
Payments on obligations under non-competition agreement	(62,500)	(62,500)
Acquisition of Discount Energy Group, LLC	(680,017)	–
Net cash used in investing activities	(3,722,137)	(90,374)

Cash flows from financing activities
Payments on notes payable	(200,000)	(500,000)
Renewable unsecured subordinated notes:
Issuances	1,939,561	1,106,548
Redemptions	(136,666)	(82,000)
Distributions - preferred	(137,268)	(136,218)
Distributions - common	(1,401,080)	(1,282,823)
Net cash provided by (used in) financing activities	64,547	(894,493)

Net increase in cash	8,167,904	275,639

Effect of exchange rate changes on cash	(75,180)	(37,073)

Cash - unrestricted
Beginning of period	3,190,495	771,852
End of period	$11,283,219	$1,010,418

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2014 and 2013

	Three Months
	Ended March 31,
	2014	2013
	Unaudited	Unaudited
Non-cash investing and financing activities:
Effective portion of cash flow hedges	$318,479	$49,061

Obligations under non-competition agreement	$–	$500,000

Accrued distributions - preferred	$–	$1,032

Accrued distributions - common	$–	$15,867

Unrealized gain on investment securities	$11,875	$–

Supplemental disclosures of cash flow information:
Cash payments for interest	$302,496	$157,814

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

For additional information, please refer to our audited consolidated financial statements and the accompanying notes for the years ended December 31, 2013 and 2012 included in our 2013 Form 10-K.

Businesses

TCPH is a Minnesota limited liability company formed on December 30, 2009. On November 14, 2011, TCPH entered into an Agreement and Plan of Reorganization (the “Reorganization”) with its then current members and Twin Cities Power, LLC (“TCP”), Cygnus Partners, LLC (“CP”), and Twin Cities Energy, LLC (“TCE”) which were affiliated through common ownership. Effective December 31, 2011, following receipt of approval from the Federal Energy Regulatory Commission (“FERC”), the members of TCP, CP, and TCE each contributed all of their ownership interests in these entities to TCPH in exchange for ownership interests in TCPH, which made TCPH a holding company and the sole member of each of TCP, CP, and TCE. The Reorganization was accounted for as a transaction among entities under common control.

Subsequent to the Reorganization, the Company formed two active first-tier subsidiaries, Retail Energy Holdings, LLC (“REH”) and Cyclone Partners LLC (“Cyclone”) and TCE and its wholly-owned subsidiary, Twin Cities Power – Canada, Ltd., became inactive.

With respect to second-tier subsidiaries, as of January 2, 2014, TCP had two active subsidiaries, Summit Energy, LLC (“SUM”) and Chesapeake Trading Group, LLC (“CTG”); CP had one, Cygnus Energy Futures, LLC (“CEF”); and REH had two, Town Square Energy, LLC (“TSE”) and Discount Energy Group, LLC (“DEG”).

The Company operates in three business segments – wholesale trading, retail energy services, and real estate development. TCPH trades electricity and energy derivatives for its own account in North American wholesale markets, provides electricity supply services in certain states that allow retail customers to choose their electricity supplier, and engages in residential real estate development.

Wholesale Trading

The Company trades financial and physical contracts in wholesale electricity markets managed by Independent System Operators or Regional Transmission Organizations (collectively, the “ISOs”) and regulated by FERC, including those managed by the Midcontinent Independent System Operator (“MISO”), the PJM Interconnection (“PJM”), ISO New England (“ISO-NE”), and the New York Independent System Operator (“NYISO”). We also are members of the Electric Reliability Council of Texas (“ERCOT”) which is an ISO regulated by the Texas Public Utilities Commission and the Texas Legislature. The Company also trades electricity and other energy-related commodities and derivatives on exchanges operated by the Intercontinental Exchange® (“ICE”), the Natural Gas Exchange Inc. (“NGX”), and the CME Group (“CME”), all of which are regulated the Commodity Futures Trading Commission (“CFTC”).

In general, the Company’s trading activities are characterized by the acquisition of electricity or other energy-related commodities at a given location and its delivery to another. Financial transactions settle in cash in an amount equal to the difference between the purchase and sale prices, while physical transactions are settled by the delivery of the commodity. ISO-traded financial contracts are also known as virtual trades, are outstanding overnight, and settle the next day. The Company also trades electricity and other energy derivatives on ICE, NGX, and CME and may hold an open interest in these contracts overnight or longer. On very rare occasions, the Company may also trade physical electricity between certain markets, buying in one and selling in another.

Retail Energy Services

On June 29, 2012, TCP acquired certain assets and the business of Community Power & Utility LLC, a retail energy supplier serving residential and small commercial markets in Connecticut. The business was re-named TSE, and beginning on July 1, 2012, the Company began selling electricity to retail accounts. Initially, TSE was run as a division of TCP but effective June 1, 2013, TSE was reorganized as a wholly-owned subsidiary of the Company. During late 2012 and early 2013, TSE applied for retail electricity supplier licenses for the states of Massachusetts, New Hampshire, and Rhode Island which were issued on various dates in 2013.

On October 25, 2013, in anticipation of receipt of FERC approval of the Company’s acquisition of DEG, a retail energy business licensed by the states of Maryland, New Jersey, Pennsylvania, and Ohio, the Company formed REH and transferred the ownership of TSE to this entity. FERC approval of the acquisition of DEG was received on December 13, 2013 and the transaction closed on January 2, 2014. Consequently, the retail markets in which the Company expects to compete in 2014 include at least the following states: Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania, Ohio, and Rhode Island.

Real Estate Development

On October 23, 2013, the Company formed Cyclone as a wholly-owned subsidiary to take advantage of certain perceived investment opportunities present in the residential real estate market in the southern portion of the Minneapolis-St. Paul metropolitan area. Specifically, Cyclone intends to acquire and develop land for resale, either as improved sites for construction of single- and multi-family homes or as completed dwellings.

2.	Summary of Significant Accounting Policies

A description of our significant accounting policies is included in the 2013 Form 10-K and our interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in that report.

Results for the three month period ended March 31, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014.

Cash

Cash includes highly liquid investments with an original maturity of three months or less at the time of purchase. As of March 31, 2014 and December 31, 2013, the Company had no cash equivalents included in its cash balances.

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

Retail Energy Services

Revenue from the retail sale of electricity to customers is recorded in the period in which the commodity is consumed, net of any applicable sales tax. The Company follows the accrual method of accounting for revenues whereby electricity consumed by customers but not yet billed under the cycle billing method is estimated and accrued along with the related costs. Changes in estimates are reflected in operations in the period in which they are refined. The Company at times enters into economic hedges which is reported as “wholesale trading revenue.”

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

Our retail operations follow ASC 815, Derivatives and Hedging (“ASC 815”) guidance that permits “hedge accounting” under which the effective portion of gains or losses from the derivative and the hedged item are recognized in earnings in the same period. To qualify for hedge accounting, the hedge relationships must meet extensive documentation requirements and hedge effectiveness and ineffectiveness must be assessed and measured on an on-going basis. Our risk management policies also permit the use of non-hedging derivatives in our retail operations which we refer to as undesignated economic hedges.

For a cash flow hedge, the effective portion of any change in the hedging instrument’s fair value is recorded as other comprehensive income until the change in value of the hedged item is recognized in earnings. For an undesignated economic hedge, all changes in the derivative financial instrument’s fair value are recognized currently in earnings.

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

Foreign currency transactions result in gains and losses due to the increase or decrease in exchange rates between periods. Translation gains and losses are included as a separate component of equity. Gains and losses from foreign currency transactions are included in other income or expense. Foreign currency transactions resulted in gains of $368 and $246 for the three months ended March 31, 2014 and 2013, respectively.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of deposits in trading accounts and accounts receivable. The Company has a risk policy that includes value-at-risk calculations, position limits, stop loss limits, stress testing, system controls, position monitoring, liquidity guidelines, and compliance training.

At any given time there may be a concentration of receivables balances with one or more of the exchanges upon which we transact our wholesale business or, in the case of retail, one or more of the utilities operating in purchase-of-receivables states in which we do business.

Fair Value

The fair values of the Company’s cash, accounts receivable, and accounts payable were considered to approximate their carrying values at March 31, 2014 and December 31, 2013 due to the short-term nature of the accounts.

Management believes the carrying values of the Company’s Renewable Unsecured Subordinated Notes reasonably approximate their fair values at March 31, 2014 and December 31, 2013 due to the relatively new age of these particular instruments. No assessment of the fair value of these obligations has been completed and there is no readily available market price.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations (“ASC 805”), which requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition at fair value at the transaction date. In addition, transaction costs are expensed as incurred. See “Note 7 - Intangible Assets”.

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

During the three months ended March 31, 2014 and 2013, the Company included $5,186,635 and $1,474,405, respectively, in compensation and benefits representing the allocation of profits interests to Class B members.

Income Taxes

The Company and its subsidiaries are not taxable entities for U.S. federal income tax purposes. As such, the Company and its subsidiaries do not directly pay federal income tax. Taxable income or loss, which may vary substantially from the net income or net loss reported in our consolidated statements of comprehensive income, is includable in the federal income tax returns for each member. The holder of the Company’s preferred units is taxed based on distributions received, while holders of common units are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for federal or state income taxes has been made for those entities.

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

On January 6, 2014, TCPH received a notice from the Internal Revenue Service notifying that the Company’s 2012 return was under review.

New Accounting Pronouncements

During the three months ended March 31, 2014, there were no accounting standards or pronouncements issued that are expected to have a material impact on the Company’s consolidated financial statements.

3.	Cash

The Company deposits its unrestricted cash in financial institutions. Balances, at times, may exceed federally insured limits. Restricted cash at March 31, 2014 and December 31, 2013 was $1,639,559 and $320,188, respectively.

At March 31, 2014, restricted cash included $320,188 held in an escrow account with the City of Lakeville as security with respect to the future development by Cyclone of the Fox Meadows property and $1,319,371 posted as security in connection with certain litigation in the Canadian courts. See “Note 15 - Commitments and Contingencies”.

At December 31, 2013, restricted cash consisted of the balance in the City of Lakeville escrow account.

Cash held in trading accounts may be unavailable at times for immediate withdrawal depending upon trading activity. Cash needed to meet credit requirements for outstanding trades and that was available for immediate withdrawal as of March 31, 2014 and December 31, 2013 was as follows:

	March 31,	December 31,
	2014	2013
Credit requirement	$4,589,351	$2,185,175
Available credit	14,352,851	8,299,273
Cash in trading accounts	$18,942,202	$10,484,448

4.	Accounting for Derivatives and Hedging Activities

The following table lists the fair values of the Company’s derivative assets and liabilities as of March 31, 2014 and December 31, 2013:

	Fair Value
	Asset Derivatives	Liability Derivatives
At March 31, 2014
Designated as cash flow hedges:
Energy commodity contracts	$388,514	$70,035

Not designated as hedging instruments:
Energy commodity contracts	1,296,251	1,151,233
Total derivative instruments	1,684,765	1,221,268
Cash deposits in collateral accounts	18,478,705	–
Cash in trading accounts, net	$20,163,470	$1,221,268

At December 31, 2013
Designated as cash flow hedges:
Energy commodity contracts	$417,310	$60,695

Not designated as hedging instruments:
Energy commodity contracts	717,606	757,828
Total derivative instruments	1,134,916	818,523
Cash deposits in collateral accounts	10,168,055	–
Cash in trading accounts, net	$11,302,971	$818,523

For the three months ended March 31, 2014, the Company hedged the cost of 15,835 MWh or 58% of the 27,373 MWh of electricity sold to its retail customers in such period. As of the same date, we had hedged the cost of 40,350 MWh (approximately 54% of expected 2014 electricity purchases for the customers receiving service from us as of that date) and $318,479 of the net gain on the effective portion of the hedge was deferred and included in accumulated other comprehensive income (“AOCI”). This amount is expected to be reclassified to cost of energy sold by December 31, 2014.

In the first quarter of 2014, in addition to certain derivatives designated cash flow hedges, we also used certain other contracts to which hedge accounting was not applied to reduce our exposure to higher electricity costs. The gain on these economic hedges is reported as “wholesale trading revenue.” For the three months ended March 31, 2014, we carried 21,107 MWh of economic hedges to delivery and recorded wholesale trading revenues of $1,812,205 in our retail energy services segment. See also “Note 16 – Segment Information.”

As of December 31, 2013, we had hedged the cost of 32,760 MWh (approximately 32% of expected 2014 electricity purchases for the customers receiving service from us as of that date) and $356,614 of the net gain on the effective portion of the hedge was deferred and included in AOCI. This amount is expected to be reclassified to cost of energy sold by December 31, 2014.

The following table summarizes the amount of gain or loss recognized in AOCI or earnings for derivatives designated as cash flow hedges for the periods indicated:

	Gain (Loss) Recognized in AOCI	Income Statement Classification	Gain (Loss) Reclassified from AOCI
Three Months Ended March 31, 2014
Cash flow hedges	$533,370	Cost of energy sold	$571,505

Year Ended December 31, 2013
Cash flow hedges	$685,936	Cost of energy sold	$247,290

The following table provides details with respect to changes in AOCI as presented in our consolidated balance sheets, including those relating to our designated cash flow hedges, for the period from January 1, 2013 to March 31, 2014:

	Foreign Currency	Cash Flow Hedges	Available for Sale Securities	Total
Balance - December 31, 2013	$338,008	$356,614	$5,767	$700,389
Other comprehensive income (loss) before reclassifications	(75,182)	533,370	11,875	470,063
Amounts reclassified from AOCI	–	(571,505)	–	(571,505)
Net current period other comprehensive income (loss)	(75,182)	(38,135)	11,875	(101,442)
Balance - March 31, 2014	$262,826	$318,479	$17,642	$598,947

5.	Accounts Receivable

Accounts receivable – trade consists of receivables from both our wholesale trading and retail segments. Wholesale trading receivables represent net settlement amounts due from a market operator or an exchange while those from retail include amounts resulting from sales to end-use customers.

	March 31,	December 31,
	2014	2013
Wholesale trading	$2,052,816	$168,953
Retail energy services - billed	748,723	944,100
Retail energy services - unbilled	18,411	202,156
Accounts receivable - trade	$2,819,950	$1,315,209

As of March 31, 2014, there were two individual accounts with receivable balances greater than 10% that aggregated 88% of total consolidated accounts receivable.

As of December 31, 2013, there were two individual accounts in the Company’s retail energy services segment with receivable balances greater than 10% that aggregated 87% of total consolidated accounts receivable.

The Company believes that any risk associated with these concentrations is minimal.

6.	Marketable Securities

The following table shows the cost and estimated fair value of available-for-sale securities at March 31, 2014 and December 31, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2014
U.S. equities	$897,753	$18,545	$–	$916,298
International equities	100,852	–	(903)	99,949
Money market fund	2,347	–	–	2,347
Total	$1,000,952	$18,545	$(903)	$1,018,594

At December 31, 2013
U.S. equities	$224,415	$5,836	$–	$230,251
International equities	25,047	–	(69)	24,978
Money market fund	775	–	–	775
Total	$250,237	$5,836	$(69)	$256,004

The Company had no sale of securities and realized no impairment charges during 2014.

The following table shows the unrealized losses on, and fair value of, securities positions by the length of time such assets were in a continuous loss position as of March 31, 2014 and December 31, 2013:

	Less than Twelve Months
	Unrealized Losses	Fair Value
At March 31, 2014
International equities	$(903)	$99,949

At December 31, 2013
International equities	$(69)	$24,978

7.	Intangible Assets

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

On January 2, 2014, the Company acquired 100% of the outstanding membership interests of Discount Energy Group, LLC (“DEG”) for a total purchase price of $848,527, consisting of $680,017 in cash and $168,510 in assumption of accounts payable. Of this total consideration, $293,869 was allocated to tangible assets including deposits with PJM and certain utilities and prepaid expenses and $554,658 was allocated to intangible assets. Intangible assets acquired included state licenses and utility relationships, the DEG brand name, a fully functional website, active and inactive customer lists, and domain names. The intangible assets will be amortized over 24 months using the straight line method.

	March 31,	December 31,
	2014	2013
Acquisition of CP&U	$160,000	$160,000
Non-competition agreement	500,000	500,000
Acquisition of DEG	554,658	–
Less: accumulated amortization	(503,358)	(354,022)
Intangible assets, net	$711,300	$305,978

Total amortization of intangible assets for the three months ended March 31, 2014 and the year ended December 31, 2013 was $149,336 and $319,348, respectively and is included in other general and administrative expenses.

8.	Deferred Financing Costs

Prior to the May 10, 2012 effective date of its Notes Offering, the Company incurred certain professional fees and filing costs associated with the offering totaling $393,990. The Company has capitalized these costs and amortizes them on a monthly basis over the weighted average term of the Notes sold, exclusive of any expected renewals.

	March 31,	December 31,
	2014	2013
Deferred financing costs	$393,990	$393,990
Less: accumulated amortization	(81,929)	(56,431)
Deferred financing costs	$312,061	$337,559

Total amortization of deferred financing costs for the three months ended March 31, 2014 and the year ended December 31, 2013 was $25,498 and $51,420, respectively and is included in other general and administrative expenses.

9.	Land Held for Development; Mortgage Receivable

As of March 31, 2014 and December 31, 2013 land held for development consisted of $132,756 and $110,477, respectively.

On December 18, 2013, the Company bought a defaulted note secured by a first mortgage on certain real property from Bremer Bank, National Association with the intention of foreclosing and thereby obtaining title to the land. As of December 31, 2013 the carrying value of the mortgage totaled $353,504 and consisted of the purchase price of $340,000 of principal and $13,504 of accrued interest. See also “Note 17 - Subsequent Events”.

10.	Convertible Promissory Note

On March 20, 2014, the Company invested $1,000,000 in a privately placed Convertible Promissory Note (the “Note”) issued by Ultra Green Packaging, Inc. (“Ultra Green”). The Note will mature on March 20, 2019 and bears interest at a fixed rate of 10% per annum. Interest will accrue until December 31, 2014, at which time all accrued and unpaid interest will become due and payable. Thereafter, interest will be due and payable on a monthly basis. The carrying value of the Note approximates the Company’s estimate of fair value as of March 31, 2014.

At the option of the Company, the principal of and interest accrued on the Note are convertible at or prior to maturity into shares of Ultra Green’s Series B Preferred Stock (the “Series B”). If converted before Ultra Green’s 2015 financial results are available (the “2015 Results Date”), the Conversion Price will be $0.25 per share, subject to certain anti-dilution provisions. After the 2015 Results Date, the Conversion Price will be equal to the lower of (1) $0.25 per share if Ultra Green has achieved $31.5 million of revenue (the “Revenue Target”) and $7.0 million of EBITDA (the “EBITDA Target”) or (2) an amount per share equal to $0.25 per share times the lower of (a) actual revenue divided by the Revenue Target or (b) actual EBITDA divided by the EBITDA Target, subject to a floor of $0.09 per share.

As of February 24, 2014, Ultra Green had 30,732,344 fully diluted common and common-equivalent shares outstanding. Assuming no additional issuances of common or common- equivalents and conversion of the principal amount of its Note only, the Company would own between 4,000,000 and 11,111,111 shares at the high and low conversion prices of $0.25 and $0.09 per share or 11.5% to 20.6% of the fully diluted shares outstanding.

11.	Fair Value Measurements

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

The methods described above may produce fair value calculations that may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies or assumptions to determine fair values could result in different fair value measurements and such variations could be material. There have been no changes in the methodologies used since December 31, 2013.

The following table presents certain assets measured at fair value as of the dates indicated:

	Level 1	Level 2	Level 3	Total
At March 31, 2014
Cash in trading accounts, net	$18,942,202	$–	$–	$18,942,202
Marketable securities	1,018,594	–	–	1,018,594
Convertible promissory note	–	–	1,003,056	1,003,056
Mortgage note receivable	–	–	353,504	353,504

At December 31, 2013
Cash in trading accounts, net	$10,484,448	$–	$–	$10,484,448
Marketable securities	256,004	–	–	256,004
Mortgage note receivable	–	–	353,504	353,504

There were no transfers during the three months ended March 31, 2014 between Levels 1 and 2.

The following table reconciles beginning and ending Level 3 fair value financial instrument balances for the three months ended March 31, 2014:

Balance - December 31, 2013	$353,504
Total gains and losses:
Included in other comprehensive income	–
Included in earnings	–
Purchases	1,003,056
Sales	–
Transfers into Level 3	–
Transfers out of Level 3	–
Balance - March 31, 2014	$1,356,560

Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2014	$–

12.	Debt

Notes payable by the Company are summarized as follows:

	March 31, 2014	December 31, 2013
Note payable to John O. Hanson dated April 8, 2011, accruing interest at 20%. Paid in full on March 25, 2014.	$–	$200,000
Renewable Unsecured Subordinated Notes, see below.	11,787,721	9,984,826
	$11,787,721	$10,184,826

Notes payable by maturity are summarized as follows:

	March 31, 2014	December 31, 2013
2014	$–	$5,122,596
2015 to March 31	6,026,480	–
Current maturities	6,026,480	5,122,596

2015 before March 31	–	1,266,590
2015 after March 31	1,303,176	–
2016	1,244,875	772,250
2017	863,140	549,140
2018	2,123,050	2,297,250
2019 and thereafter	227,000	177,000
Long term debt	5,761,241	5,062,230
Total	$11,787,721	$10,184,826

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

As of March 31, 2014 and December 31, 2013, there were no borrowings outstanding under the Margin Agreement and the Company was in compliance with all covenants.

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

The Company made interest payments during the three months ended March 31, 2014 and year ended December 31, 2013 of $212,793 and $443,367, respectively. Total accrued interest on the Subordinated Notes at March 31, 2014 and December 31, 2013 was $525,027 and $354,094, respectively.

As of March 31, 2014, the Company had $11,787,721 of its Subordinated Notes outstanding as follows:

Initial Term	Principal Amount	Weighted Average Interest Rate
3 months	$342,545	14.77%
6 months	272,226	8.49%
1 year	4,473,209	12.80%
2 years	1,321,986	12.88%
3 years	1,410,565	14.32%
4 years	445,885	14.69%
5 years	3,294,305	15.60%
10 years	227,000	13.96%
Total	$11,787,721	13.82%

Weighted average term	31.4 mos

13.	Ownership

As of March 31, 2014 and December 31, 2013, the Company’s ownership is as presented below:

	Series A Preferred		Common
	Units held	Percent of class	Units held	Percent of class
Timothy S. Krieger	496	100.00%	4,935	99.50%
Summer Enterprises, LLC	–	0.00%	25	0.50%
Total	496	100.00%	4,960	100.00%

14.	Related Party Transactions

Interest expense associated with notes payable to related parties was $21,577 for the three months ended March 31, 2013. There were no notes payable to a related party for the period ending March 31, 2014.

On June 23, 2011, the building in which the Company leases its Lakeville, Minnesota office space was sold to Kenyon Holdings, LLC (“Kenyon”), a company owned by Mr. Krieger and Keith W. Sperbeck, its Vice President of Operations. On January 1, 2013, the Company and Kenyon entered into a five year lease expiring December 31, 2017 for 11,910 square feet at a monthly rent of $12,264. For rent, real estate taxes, and operating expenses, the Company paid Kenyon $61,620 and $52,720 for the three months ended March 31, 2014 and 2013, respectively

Effective January 1, 2013, in connection with the purchase of David B. Johnson’s units by Mr. Krieger, the Company entered into the NCA with Mr. Johnson, a current governor and former member of the Company, pursuant to which the Company is obligated to pay Mr. Johnson $500,000 in 24 equal monthly installments of $20,833 each. The total amount paid pursuant to the NCA during the three months ended March 31, 2014 and 2013 was $62,500.

On March 5, 2013, CEF entered into a 36 month lease for 1,800 square feet of office space in Tulsa, Oklahoma with the Brandon J. and Heather N. Day Revocable Trust at a monthly rent of $3,750. Mr. Day is an employee of CEF, a second-tier subsidiary of the Company. Total rent paid for the three months ended March 31, 2014 and 2013 was $11,250 and $7,500, respectively.

15.	Commitments and Contingencies

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

In 2013, the former employees brought applications to amend their pleadings to include certain additional TCPC's U.S. affiliates (“Twin Cities USA”). One of the former employees proceeded with the application and the others were adjourned. The application that proceeded went forward on April 29 and 30, 2013. In a decision dated January 31, 2014, the Court of Queen's Bench dismissed the applications to add additional parties but allowed certain refinements to the pleadings. Thereafter Twin Cities consented to an amendment of pleadings of the other employees consistent with the Court's ruling.

Separately, also on January 31, 2014, the Court of Queen's Bench ordered Twin Cities USA to post security for costs in the sum of C$75,000 together with security for judgment in the sum of C$1,376,726. On February 25, 2014, Twin Cities USA posted the security for costs with the court and filed an appeal in the Court of Appeal of Alberta seeking a stay to set aside the obligation to post security for the judgment. On March 19, 2014, the request for a stay was denied. The appeal on the merits of that application will be proceeding on June 9, 2014. Twin Cities USA and TCPC intend to continue to vigorously defend against the allegations and claims of the former employees and file counterclaims or amended counterclaims for losses suffered and costs incurred in responding to the FERC investigation, inappropriate expenses, and related matters. Given the failure of its appeal for a stay, in order to preserve its claims and counterclaims, Twin Cities USA posted security for the judgment on March 28, 2014.

Due to the uncertainty surrounding the outcome of the litigation, including that of its counterclaims against the former employees, the Company is presently unable to determine a range of reasonably possible outcomes.

PJM Resettlements

Transmission Line Losses: On May 11, 2012, FERC issued an order denying rehearing motions in regards to PJM resettlement fees confirming its intent to reverse refunds it had granted to a number of market participants in a 2009 order. These refunds were related to transmission line loss refunds issued to the Company by PJM for prior periods. Pursuant to the order, the Company was required to return $782,000 to PJM which amount was paid in full in July 2012.

On July 9, 2012, several parties filed a petition for review of the May 11, 2012 FERC order with the District of Columbia Circuit of the U.S. Court of Appeals and certain subsidiaries of TCPH filed motions to intervene in the proceeding. In an order issued August 6, 2013, the Court remanded to FERC for further consideration the issue of recoupment of refunds that had previously been directed by FERC. The Court found that FERC’s orders failed to explain why refund recoupment was warranted and therefore its recoupment directive was found to be arbitrary and capricious.

On February 20, 2014, the FERC issued an order establishing a briefing schedule allowing parties to the proceeding to provide briefs on whether or not the recoupment orders should be reconsidered. Although briefing on all issues relevant to the remand was invited by FERC, it also presented five specific questions, primarily relating to the effect of the recoupment orders, for the parties to address. Initial briefs were due on April 6, 2014 and FERC’s reply briefs were due May 6, 2014.

Once briefing is completed, it is expected that FERC will issue an order responding to the Court’s remand directive. If FERC affirms its prior order it is expected that some or all of the financial marketer appellants and interveners will again challenge the lawfulness of the decision on rehearing or before the Court of Appeals. If FERC reconsiders its order and finds that the refunds should not have been recouped, or failing that action, if the Court again finds the FERC order unlawful, then some or all of the funds paid to PJM in July 2012 could be returned to the Company. Due to the uncertainty surrounding the outcome of the remand and appeals process, the Company is presently unable to determine a reasonable estimate of the amount, if any, which could be returned.

BOR Charges: During the period from July 2009 to July 2011, due to its participation in PJM, the Company was required to pay certain balancing operating reserve (“BOR”) charges. During the same period, DC Energy, LLC and DC Energy Mid-Atlantic, LLC (collectively, “DC Energy”) inappropriately avoided such payments by reporting certain transactions as internal bilateral transactions. A FERC order dated July 12, 2013 on Docket No. EL12-8-001 denied rehearing on a complaint by DC Energy with respect to PJM’s plan to retroactively bill them for these charges. PJM’s settlement reruns associated with these adjustments began in July 2013 and are expected to take approximately six to eight months to complete. Through March 31, 2014, the Company has received refunds totaling $611,093 from PJM ($494,771 in 2013 and $116,322 in 2014) that have been recognized as revenue. DC Energy has filed an appeal with the U.S. Court of Appeals, and should it be successful in such action, the Company may be required to return some or all of the funds received with respect to the matter, however, no reserve for such has been recorded as the Company believes the possibility of such to be remote.

Guarantees

In the ordinary course, TCPH provides guarantees for the future obligations of TCP, SUM, and CEF with respect to their participation in PJM, MISO, and ERCOT. As of March 31, 2014 and December 31, 2013, such guarantees were in an unlimited amount for PJM, up to $1,500,000 for MISO, and up to $5,000,000 for ERCOT.

On August 12, 2013, the Company entered into a corporate guaranty in favor of Noble Americas Energy Solutions LLC (“Noble”), pursuant to which, the Company has agreed, among other things, to guarantee, up to a maximum of $1.0 million plus any costs of enforcement or collection, the prompt and complete payment of all amounts owed to Noble by TSE related to any transactions between TSE and Noble.

16.	Segment Information

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

Trading profits and sales are classified as “foreign” or “domestic” based on the location where the trade or sale originated. For the three months ended March 31, 2014 and the year ended December 31, 2013, all such transactions were “domestic.” Furthermore, the Company has no long-lived assets in foreign jurisdictions.

These segments are managed separately because they operate under different regulatory structures and are dependent upon different revenue models. The performance of each is evaluated based on the operating income or loss generated.

Certain amounts reported in prior periods have been reclassified to conform to the current period’s presentation.

Information on segments for the three months ended and at March 31, 2014 is as follows:

	Wholesale Trading	Retail Energy Services	Real Estate Development	Corporate, Net of Eliminations	Consolidated Total
Three Months Ended March 31, 2014
Wholesale trading	$25,209,520	$1,812,205	$–	$–	$27,021,725
Retail energy services	–	2,912,526	–	–	2,912,526
Revenues, net	25,209,520	4,724,731	–	–	29,934,251

Costs of retail electricity sold	–	4,602,217	–	–	4,602,217
Retail sales and marketing	–	128,442	–	–	128,442
Compensation and benefits	10,210,497	75,282	–	349,380	10,635,159
Professional fees	518,273	280,431	–	334,158	1,132,862
Other general and administrative	1,159,049	362,911	24,228	(641,861)	904,327
Trading tools and subscriptions	190,861	16,635	775	10,935	219,206
Operating costs and expenses	12,078,680	5,465,918	25,003	52,612	17,622,213
Operating income (loss)	$13,130,840	$(741,187)	$(25,003)	$(52,612)	$12,312,038
Capital expenditures	$2,687	$683,094	$22,279	$19,399	$727,459

At March 31, 2014
Identifiable Assets
Cash - unrestricted	$9,087,922	$1,119,874	$–	$1,075,423	$11,283,219
Cash in trading accounts	16,155,968	2,786,234	–	–	18,942,202
Accounts receivable - trade	2,052,816	767,134	–	–	2,819,950
Marketable securities	–	–	–	1,018,594	1,018,594
Prepaid expenses and other assets	117,073	125,923	–	119,573	362,569
Total current assets	27,413,779	4,799,165	–	2,213,590	34,426,534

Equipment and furniture, net	64,780	63,178	–	356,054	484,012

Intangible assets, net	–	523,800	–	187,500	711,300
Deferred financing costs, net	–	–	–	312,061	312,061
Cash - restricted	–	–	320,188	1,319,371	1,639,559
Land held for development	–	–	132,756	–	132,756
Mortgage receivable	–	–	353,504	–	353,504
Convertible promissory note	–	–	–	1,003,056	1,003,056
Total assets	$27,478,559	$5,386,143	$806,448	$5,391,632	$39,062,782

Identifiable Liabilities and Equity
Accounts payable - trade	$393,892	$326,934	$10,169	$299,729	$1,030,724
Accrued expenses	–	901,668	–	2,699	904,367
Accrued compensation	9,647,059	–	–	15,000	9,662,059
Accrued interest	–	–	–	525,027	525,027
Subordinated notes	–	–	–	6,026,480	6,026,480
Obligations under non-competition agreement	–	–	–	187,500	187,500
Total current liabilities	10,040,951	1,228,602	10,169	7,056,435	18,336,157

Subordinated notes	–	–	–	5,761,241	5,761,241
Total liabilities	10,040,951	1,228,602	10,169	12,817,676	24,097,398

Investment in subsidiaries	17,174,782	3,839,062	796,279	(21,810,123)	–

Series A preferred equity	–	–	–	2,745,000	2,745,000
Common equity	–	–	–	11,621,437	11,621,437
Accumulated other comprehensive income	262,826	318,479	–	17,642	598,947
Total members' equity	17,437,608	4,157,541	796,279	(7,426,044)	14,965,384
Total liabilities and equity	$27,478,559	$5,386,143	$806,448	$5,391,632	$39,062,782

Information on segments for the three months ended March 31, 2013 is as follows:

	Wholesale Trading	Retail Energy Services	Real Estate Development	Corporate, Net of Eliminations	Consolidated Total
Three Months Ended March 31, 2013
Wholesale trading	$6,797,068	$–	$–	$–	$6,797,068
Retail energy services	–	1,437,329	–	–	1,437,329
Revenues, net	6,797,068	1,437,329	–	–	8,234,397

Costs of retail electricity sold	–	1,684,382	–	–	1,684,382
Retail sales and marketing	–	388	–	–	388
Compensation and benefits	3,113,813	41,561	–	445,238	3,600,612
Professional fees	604,944	49,518	–	272,726	927,188
Other general and administrative	1,100,270	257,577	–	(725,795)	632,052
Trading tools and subscriptions	209,336	5,453	–	7,831	222,620

Operating costs and expenses	5,028,363	2,038,879	–	–	7,067,242
Operating income (loss)	$1,768,705	$(601,550)	$–	$–	$1,167,155
Capital expenditures	$16,548	$–	$–	$11,326	$27,874

17.	Subsequent Events

From April 1 to May 13, 2014, the Company sold additional Subordinated Notes totaling $476,250 with a weighted average term of 24.3 months and bearing a weighted average interest rate of 9.91%.

On April 8, 2014, the Company cancelled its guarantee for the benefit of PJM with respect to CEF.

On April 14, 2014, TCPH increased its guarantee for the benefit of MISO to $2,000,000.

On December 18, 2013, the Company bought a defaulted note secured by a first mortgage on certain real property with the intention of foreclosing and thereby obtaining title to the land. On April 21, 2014, the foreclosure was completed. Consequently, the note was cancelled and the land received was reclassified to “land held for development”.

On April 25, 2014, the Company entered into a corporate guaranty in favor of Noble Americas Energy Solutions LLC (“Noble”), pursuant to which the Company has agreed, among other things, to guarantee, up to a maximum of $1.0 million plus any costs of enforcement or collection, the prompt and complete payment of all amounts owed to Noble by DEG related to any transactions between DEG and Noble.

The Company has evaluated subsequent events occurring through the date that the financial statements were issued.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2013 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading “Forward-Looking Statements” located on page 8, “Item 1A – Risk Factors” of our 2013 Form 10-K, and the “Risk Factors” section beginning on page 10 of our Form S-1.

The risks and uncertainties described in this Form 10-Q, our 2013 Form 10-K, and our Form S-1 are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition, or results of operations could suffer if the risks set forth are realized.

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

Overall, according to EIA data for 2012, the U.S. electric power industry generated and sold 3,695 GWh at retail (down 1.5% from 2011) for a little more than $363.6 billion (down 2.0%) to over 145 million residential, commercial, industrial, and transportation customers (up 0.5%). In 2012, the average U.S. retail electricity price was 9.84¢/kWh - residential customers paid 11.88¢/kWh, commercial users paid 10.09¢/kWh, and industrial and transportation consumers paid 6.70¢/kWh.

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

The investor-owned portion of the industry, which accounted for 71.3% of revenues, 71.6% of unit sales, and 71.7% customers in 2012, has been undergoing a massive restructuring process since the passage by Congress of the Public Utilities Regulatory Policy Act of 1978.

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

North American RTOs and ISOs

ISO/RTO Council - Nov 2013

Alberta Electric System Operator
Ontario Independent Electricity System Operator
Midcontinent ISO
ISO New England
New York ISO
PJM Interconnection
California ISO
Southwest Power Pool
Electric Reliability Council of Texas

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

U.S. Jurisdiction with Electric Retail Choice – 2013					
Number of States	14	1	1	4	31
Residential	All	Limited	None	None	None
Non-Residential	All	Capped	Capped	Limited	None

WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
PA
NY
VT
NH
ME
MA
CT
RI
NJ
DE
MD
DC
AK
HI
0 500 Miles
0 500 Km
0 100 Miles
0 100 Km
0 500 Miles
0 500 KM

Unbundling of consumer electric bills in restructured markets made many aware for the first time exactly what they were paying for. In general, the bills of retail electricity customers include numerous costs and charges that can be classified into three major categories – generation costs, delivery charges, and governmental policy costs, such as societal benefits charges such as universal service, lifeline service, and energy efficiency programs, and sales and use taxes.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Three Months Ended March 31,
Dollars in thousands	2014		2013		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Wholesale trading revenue, net	$27,021	90.3%	$6,797	82.5%	$20,224	297.5%
Retail electricity revenue	2,913	9.7%	1,437	17.5%	1,476	102.7%

Net revenue	29,934	100.0%	8,234	100.0%	21,700	263.5%

Operating costs & expenses
Cost of retail electricity sold	4,602	15.4%	1,684	20.5%	2,918	173.3%
Retail sales and marketing	129	0.4%	–	0.0%	129	na
Compensation and benefits	10,635	35.5%	3,601	43.7%	7,034	195.3%
Professional fees	1,133	3.8%	927	11.3%	206	22.2%
Other general & administrative	904	3.0%	632	7.7%	272	43.0%
Trading tools & subscriptions	219	0.6%	223	2.6%	(4)	-1.8%

Total operating expenses	17,622	58.9%	7,067	85.8%	10,555	149.4%

Operating income	12,312	41.1%	1,167	14.2%	11,145	955.0%

Interest expense	(467)	-1.6%	(349)	-4.2%	(118)	33.8%
Interest income	12	0.0%	8	0.0%	4	50.0%
Loss on foreign currency exchange	–	0.0%	–	0.0%	–	na

Other expense, net	(455)	-1.6%	(341)	-4.1%	(114)	33.4%

Net income	11,857	39.6%	826	10.0%	11,031	1335.5%

Preferred distributions	(137)	-0.5%	(137)	-1.7%	–	0.0%

Net income attributable to common	$11,720	39.2%	$689	8.4%	$11,031	1601.0%

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

For the three months ended March 31, 2014 and 2013, financial electricity represented 100% of our total trading volume in FERC-regulated markets.

The tables below detail our open derivative contracts held for trading purposes or as undesignated, economic hedges by our retail segment as of the dates indicated:

Open Derivative Contracts Held for Trading

As of March 31, 2014

		Delivery	Final	Energy	Fair Value
Segment and contract type	Hub or zone	period	settlement	(MWh)	Asset	Liability
Wholesale Trading
Electricity future	MISO Indiana Hub Peak	daily	daily	3,200	$14,688	$80
Electricity future	PJM West Hub peak	daily	daily	17,600	27,584	1,200
Electricity future	Alberta ext on peak	Apr 2014	5/4/14	2,400	–	26,400
Electricity future	Alberta ext off peak	Apr 2014	5/4/14	1,200	26,400	–
Electricity future	Alberta ext on peak	May 2014	6/4/14	29,760	–	760,070
Electricity future	Alberta ext off peak	May 2014	6/4/14	11,160	655,985	–
Electricity future	Alberta ext on peak	Jul 2014	8/4/14	4,960	–	95,381
Electricity future	Alberta ext off peak	Jul 2014	8/4/14	2,480	92,752	–
Subtotals, wholesale trading segment				72,760	817,409	883,131

Retail Energy Services
Electricity future	PJM West Hub	Q2 2014	various	7,672	39,929	12,450
Electricity future	PJM West Hub	Q3 2014	various	16,160	121,654	23,118
Electricity future	PJM West Hub	Q4 2014	various	17,925	21,580	48,761
Electricity option	PJM West Hub peak calls	Q4 2014	various	5,120	15,203	–
Electricity future	PJM West Hub	Q1 2015	various	21,590	192,100	16,813
Electricity future	PJM West Hub	Q2 2015	various	13,920	–	66,808
Electricity future	PJM West Hub	Q3 2015	various	10,400	88,376	24,696
Electricity future	PJM West Hub	Q4 2015	various	10,240	–	75,456
Subtotals, retail energy services segment				103,027	478,842	268,102
Totals				175,787	$1,296,251	$1,151,233

Open Derivative Contracts Held for Trading

As of December 31, 2013

		Delivery	Final	Energy	Fair Value
Contract type	Hub	period	settlement	(MWh)	Asset	Liability
Electricity future	PJM West Hub peak	Dec 2013	1/3/14	4,000	$–	$17,240
Electricity future	PJM West Hub peak	Dec 2013	1/3/14	16,800	–	34,608
Electricity future	PJM West Hub peak	Dec 2013	1/3/14	800	–	400
Electricity future	ISO-NE Mass Hub peak	daily	1/4/14	800	–	18,400
Electricity future	PJM West Hub peak	daily	1/6/14	1,600	–	3,200
Electricity future	ISO-NE Mass Hub peak	daily	1/6/14	800	15,200	–
Electricity future	ISO-NE Mass Hub peak mini	Jan 2014	2/4/14	5,280	792	–
Electricity future	NYISO G peak mini	Jan 2014	2/4/14	3,520	–	8,096
Electricity future	NYISO G off peak mini	Jan 2014	2/4/14	1,960	22,050	–
Electricity future	AESO ext peak	Feb 2014	3/4/14	40,320	–	596,137
Electricity future	AESO ext off peak	Feb 2014	3/4/14	19,040	614,592	–
Electricity future	ISO-NE Mass Hub peak mini	Feb 2014	3/4/14	4,800	6,080	–
Electricity future	NYISO G peak mini	Feb 2014	3/4/14	1,600	–	8,800
Electricity future	NYISO G off peak mini	Feb 2014	3/4/14	1,760	16,104	–
Electricity future	AESO ext off peak	Mar 2014	4/5/14	1,240	–	35,571
Electricity future	PJM West Hub peak mini	Mar 2014	4/5/14	1,680	–	1,428
Electricity future	PJM West Hub peak mini	Apr 2014	5/4/14	1,760	–	4,048
Electricity future	PJM West Hub peak mini	May 2014	6/4/14	1,680	–	3,612
Electricity future	PJM West Hub peak mini	Jun 2014	7/4/14	1,680	1,932	–
Electricity future	PJM West Hub peak mini	Jul 2014	8/4/14	1,760	26,576	–
Electricity future	PJM West Hub peak mini	Aug 2014	9/4/14	1,680	14,280	–
Electricity future	PJM West Hub peak mini	Sep 2014	10/4/14	1,680	–	4,872
Electricity future	PJM West Hub peak mini	Oct 2014	11/4/14	1,840	–	10,856
Electricity future	PJM West Hub peak mini	Nov 2014	12/5/14	1,520	–	6,688
Electricity future	PJM West Hub peak mini	Dec 2014	1/3/15	1,760	–	3,872
Totals					$717,606	$757,828

On a wholesale level, electricity prices are highly correlated with weather and the price of natural gas, particularly in our key eastern markets, where it is the marginal fuel of choice for most generation. Market conditions during the first three months of 2014 were characterized by exceptionally cold weather, resulting from the so-called “polar vortex”. The benchmark price to which much of our wholesale trading is keyed is PJM West Hub and volatility in this index drives many of our revenue opportunities. While our revenues generally track changes in price, other factors come into play as well, such as the size of trades we have in place and whether or not we are buying or selling.

According to NOAA data, for the three months ended March 31, 2014, heating degree-days for the U.S. were 2,492 or 11% above the figure for the same period in 2013 of 2,255 and 15% above the 30 year normal of 2,167. Cooling degree-days during the first quarter of 2014 totaled 31 compared to 32 in 2013 and a normal of 35, making the year about 3% cooler than last year and about 12% cooler than normal.

For the first three months of 2014, the Henry Hub natural gas spot price averaged $4.99/MCF, 34% above 2013’s $3.73 mark and 33% above the 5 year average price of $3.76. Supplies of gas during 2014 were adequate. Weekly storage levels averaged 1,488 BCF or 47% less than in 2013’s level of 2,784 and 30% lower than the 5 year average of 2,124.

	Three Months Ended March 31,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2014	2013	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	2,492	2,255	2,167	237	11%	325	15%
Cooling degree-days	31	32	35	(1)	-3%	(4)	-12%
Avg temperature (°F)	34.3°F	35.8°F	37.7°F	-1.5°F	-4%	-3.3°F	-9%

Natural Gas
Henry Hub spot price ($/MCF)	4.99	3.73	3.76	1.26	34%	1.23	33%
Working gas in underground storage, Lower 48 states, EIA weekly estimates (BCF)	1,488	2,784	2,124	(1,297)	-47%	(636)	-30%

__________________

1 - "LTA" abbreviates long term average. For weather data, the 30 year period is 1983-2012 and for natural gas the 5 year period is 2009-20%

The average for the PJM West Peak price during the first three months of 2014 was $102.50/MWh with a standard deviation of $97.51 resulting in a coefficient of variation of 95%, compared to $41.08/MWh, $8.97, and 22% for 2013. As shown by the table below, price levels and volatility were generally much higher in the 2014 period as compared to 2013.

	Three Months Ended March 31,
PJM West Hub Peak Day Ahead			Increase (decrease)
	2014	2013	Units	Percent
Price ($/MWh)
Average	102.50	41.08	61.42	150%
Maximum	655.75	77.67	578.07	744%
Minimum	37.15	29.70	7.45	25%
Standard deviation	97.51	8.97	88.54	987%
Coefficient of variation (stdev ÷ avg)	95%	22%	73%	336%

Daily percentage changes
Average	8.7%	0.7%	8.0%	1189%
Maximum	200.3%	35.0%	165.4%	473%
Minimum	-78.1%	-43.5%	-34.7%	80%
Standard deviation	47.4%	11.9%	35.5%	298%

Number of days
Up 10% or more	22	13	9	69%
Between 10% up and 10% down	17	39	(22)	-56%
Down 10% or more	24	11	13	118%

Largely as a result of these factors, for the three months ended March 31, 2014, net trading revenue increased by $20,224,000 or 297.5% to $27,021,000 compared to $6,797,000 for the same period in 2013.

Retail electricity sales: On June 29, 2012, TCP acquired certain assets and the business of Community Power & Utility LLC, a retail energy supplier serving residential and small commercial markets in Connecticut. The business was re-named TSE, and beginning on July 1, 2012, the Company began selling electricity to retail accounts. Initially, TSE was run as a division of TCP but effective June 1, 2013, TSE was reorganized as a wholly-owned subsidiary of the Company. During late 2012 and early 2013, TSE applied for retail electricity supplier licenses for the states of Massachusetts, New Hampshire, and Rhode Island which were issued on various dates in 2013.

On October 25, 2013, in anticipation of receipt of FERC approval of the Company’s acquisition of DEG, a retail energy business licensed by the states of Maryland, New Jersey, Pennsylvania, and Ohio, the Company formed REH and transferred the ownership of TSE to this entity. FERC approval of the acquisition of DEG was received on December 13, 2013 and the transaction closed on January 2, 2014. Consequently, the retail markets in which the Company expects to compete in 2014 include at least the following states: Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania, Ohio, and Rhode Island.

Revenue from the retail sale of electricity is recorded in the period in which customers consume the commodity, net of any applicable sales tax. Revenue applicable to electricity consumed by customers but not yet billed under the cycle billing method is estimated and accrued along with the related costs. Changes in estimates are reflected in operations in the period in which they are refined.

During the first quarter of 2014, we recognized retail sales revenue of $2,913,000 compared to $1,437,000 for 2013, up 102.7%, principally as a result of the increase in the amount of energy used and increased prices. These increases were partially offset by a reduction in customer count. During the period, as a goodwill measure, we recommended to certain of our customers with variable price contracts that they elect to receive default service from their local utility. Our customer base consists largely of residential consumers with a few small commercial accounts. We primarily use direct marketing strategies to sell our services and our customers may typically cancel their contracts at any time.

In the first quarter of 2014, to help reduce our exposure to exceptionally high electricity prices during this past winter’s unusual cold, in addition to the designated hedges described below in “costs of retail electricity sold” to which hedge accounting was applied, we also used certain derivative contracts to which hedge accounting was not applied as economic hedges to reduce our exposure to higher costs. Consequently, the gain on these contracts is reported as “wholesale trading revenue, net”. For the three months ended March 31, 2014, we carried 21,107 MWh of these economic hedges to delivery and recorded wholesale trading revenues of $1,768,000 in our retail energy services segment. See also “Note 16 – Segment Information” to our Consolidated Financial Statements.

The following table summarizes the key operating statistics of our retail business.

	For/At Three Months Ended March 31,
Key Operating Statistics			Increase (decrease)
	2014	2013	Units	Percent
Revenues ($000s)	2,913	1,437	1,476	102.7%
Unit sales (MWh)	27,352	19,099	8,253	43.2%
Average retail price (¢/kWh)	10.65	7.52	3.13	41.5%

Customers receiving service, EoP	7,364	8,012	(648)	-8.1%
New customer sign-ups, net of (drops)	(648)	3,809	(4,457)	-117.0%
Avg daily sign-ups (drops)	(7)	42	(49)	-116.7%

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

During the three months ended March 31, 2014, the Company recorded no revenue or income but capitalized a total of $22,279 of costs associated with its real estate development activities.

Costs of retail electricity sold: Our costs of electricity sold includes the cost of purchased power, EDC service fees, renewable energy certificates, bad debt expense, and gains net of losses and commissions on derivative contracts used to hedge power purchase costs. For the three months ended March 31, 2014, the Company purchased electricity sold to retail customers in ISO-NE’s and PJM’s wholesale markets and from certain other wholesale suppliers. The Company is required to maintain cash deposits in separate accounts to meet our wholesale energy vendors financial assurance requirements to purchase energy, ancillary services, and capacity which amount is included in “cash in trading accounts”.

In our retail business, we are exposed to volatility in the cash cost of the energy acquired for sale to customers. During the first three months of 2014, we hedged the cost of 15,835 MWh or 58% of the 27,373 MWh of electricity sold to our retail customers in such period, compared to 15,925 MWh or 83% of the 19,099 MWh sold in the comparable period of 2013. For the three months ended March 31, 2014 and 2013, our hedges had the effect of decreasing cost of retail electricity sold by $571,505 and $425,703, respectively.

As of March 31, 2014, we had hedged the cost of 40,350 MWh of expected 2014 electricity purchases and $318,479, representing the net gain on the effective portion of the hedge, was deferred in accumulated other comprehensive income. This amount is expected to be reclassified to cost of retail electricity sold by December 31, 2014.

We have designated the derivative contracts detailed below as cash flow hedges for a portion of our expected 2014 cash power purchases for retail.

Open Derivative Contracts Designated as Cash Flow Hedges

As of March 31, 2014

				Fair Value
Contract type	Hub	Delivery period	Energy (MWh)	Asset	Liability
Electricity future	ISO-NE Mass Hub	Q2 2014	16,040	$106,206	$38,257
Electricity future	ISO-NE Mass Hub	Q3 2014	17,430	143,564	6,018
Electricity future	ISO-NE Mass Hub	Q4 2014	6,880	138,744	25,760
Totals			40,350	$388,514	$70,035

Compensation and benefits: Salaries, wages, and related expenses such as employee benefits and payroll taxes consist primarily of base and incentive compensation paid to our administrative officers, energy traders, and other employees.

For the three months ended March 31, 2014, salaries, wages, and related costs increased by $7,034,000 or 195.3% to $10,635,000 compared to $3,601,000 for the same period in 2013. Our personnel expense is directly related to the revenue we record, since our trader’s compensation is tied to revenue production.

Professional fees: Professional fees consist of legal expenses, audit fees, tax compliance reporting service fees, and other fees paid for outside consulting services.

For first quarter of 2014, professional fees increased by $206,000 to $1,133,000 compared to $927,000 for the same period in 2013, primarily due to fees paid to corporate recruiters and fees incurred in connection with the acquisition of DEG. The Company also continues to incur legal fees in connection with the former employee litigation and the FERC investigation.

Other general and administrative: Other general and administrative expenses consist of rent, depreciation, amortization, travel, outside retail marketing and customer service costs, and all other direct office support expenses.

For the three months ended March 31, 2014, these costs increased by approximately $272,000 to $904,000 compared to $632,000 for 2013. The increase was primarily related to an increase in amortization expense by $86,000 to $220,000 from $134,000 due to the amortization of certain intangible assets acquired in connection with the DEG acquisition. In addition, the Company made charitable donations of $50,000 during the period ending March 31, 2014 that did not exist in the same period last year. The Company also continues to incur marketing costs and administrative expenses associated with the Notes Offering.

Trading tools and subscriptions: Trading tools and subscriptions consist primarily of amounts paid for services that provide weather reports and forecasting, electrical load forecasting, congestion analysis and other factors relative to electricity production and consumption.

For the period ended March 31, 2014, trading tools and subscriptions expense decreased by $4,000 or 1.8% to $219,000 compared to $223,000 for the same period in 2013.

Other income (expense): Other expense, net of other income, increased by $114,000 to $455,000 for 2014 compared to $341,000 for 2013. As the principal component of other expense, interest expense increased by $118,000 to $467,000 for the year from $349,000 during 2013. The increase was attributed primarily to an increase of $1,602,000 in outstanding debt from $10,185,000 at December 31, 2013 compared to $11,787,000 at March 31, 2014.

Preferred distributions: During the first quarters of 2014 and 2013, we distributed $137,000 to preferred unit holders.

Liquidity, Capital Resources, and Cash Flow

In our wholesale trading business, we require a significant amount of cash to maintain collateral with the trading markets in which we operate, which in turn allows us to trade in those markets and generate revenues. With respect to our retail operation, in addition to collateral posted with ISOs that allow us to acquire power for our customers, we are also required to fund accounts receivable as well as margin requirements associated with hedges. We are generally required to pay for power every 4 days or so, while our average collection period on receivables is 40 to 45 days. As such, our capital is largely invested in trading accounts and deposits and receivables. Our capital expenditure requirements are nominal, being limited to computer and office equipment, software, and office furniture. Therefore, in any given reporting period, the amount of cash consumed or generated will primarily be due to changes in working capital.

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

The decision to make distributions other than tax distributions to holders of our common units and required distributions to holders of preferred units is at the discretion of our Board of Governors (the “Board”) and depends on various factors, including our results of operations, financial condition, capital requirements, contractual restrictions, outstanding indebtedness, investment opportunities, and other factors considered by the Board to be relevant. The indenture governing our Notes prohibits us from paying distributions to our members if there is an event of default with respect to the Notes or if payment of the distribution would result in an event of default. The indenture also prohibits our Board from declaring or paying any distributions other than tax distributions if, in the reasonable determination of the Board, the Company would have insufficient cash to meet anticipated Note redemption or repayment obligations.

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

The following table is presented as a measure of our liquidity and capital resources as of the dates indicated:

	At
Dollars in thousands	March 31, 2014		December 31, 2013		Increase (decrease)
	Dollars	Percent of total assets	Dollars	Percent of total assets	Dollars	Percent
Liquidity
Cash - unrestricted	$11,283	28.9%	$3,190	18.2%	$8,093	253.7%
Cash in trading accounts	18,942	48.5%	10,484	59.7%	8,458	80.7%
Accounts receivable - trade	2,820	7.2%	1,315	7.5%	1,505	114.4%
Total liquid assets	33,045	84.6%	14,989	85.4%	18,056	120.5%

Total assets	$39,063	100.0%	$17,562	100.0%	21,501	122.4%

Capital Resources
Current	$6,026	15.4%	$5,123	29.2%	$903	17.6%
Long term	5,761	14.7%	5,062	28.8%	699	13.8%
Total debt	11,787	30.2%	10,185	58.0%	1,602	15.7%

Series A preferred	2,745	7.0%	2,745	15.6%	–	0.0%
Common	12,220	31.3%	2,003	11.4%	10,217	510.1%
Total equity	14,965	38.3%	4,748	27.0%	10,217	215.2%
Total capitalization	$26,754	68.4%	$14,933	84.9%	$11,819	79.2%

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2013 and 2012 as derived from the statements of cash flows included in this Form 10-Q.

	For the Three Months Ended March 31,
Dollars in thousands			Increase (decrease)
	2014	2013	Dollars	Percent
Net cash provided by (used in):
Operating activities	$11,825	$1,260	$10,565	838.5%
Investing activities	(3,722)	(90)	(3,632)	4035.6%
Financing activities	65	(894)	959	7.3%
Net cash flow	8,168	276	7,892	2859.4%

Effect of exchange rate changes on cash	(75)	(37)	(38)	102.7%

Cash - unrestricted:
Beginning of period	3,190	772	2,418	313.2%
End of period	$11,283	$1,010	$10,272	1017.1%

At March 31, 2014, our debt totaled $11,787,000 compared to $10,185,000 as of the prior year end. For the three months ended March 31, 2014, we generated $11,825,000 from operating activities and used $3,722,000 for investments in equipment, furniture, land held for development, convertible promissory note, and certain investment securities assets, including restricted cash. Financing activities generated net cash flow of $65,000, including a net increase in debt of $1,602,000 and the payment of $1,538,000 in distributions. Of the total distribution amount, $137,000 was paid to the holder of our preferred units and $1,401,000 was paid to our common unit-holders.

Financing

In February 2012, we executed a $25,000,000 Futures Risk-Based Margin Finance Agreement for the benefit of CEF (the “Margin Line” and the “Margin Agreement”, respectively) with ABN AMRO. The Margin Agreement provides an uncommitted revolving line of credit for which CEF pays a monthly commitment fee. Loans under the Margin Agreement are secured by all balances in CEF’s trading accounts with ABN AMRO, are payable on demand, and bear interest at an annual rate equal to 1.00% in excess of the Federal Funds Target Rate, or approximately 1.25%. Under the Margin Agreement, the Company is also subject to certain reporting, affirmative, and negative covenants, including maintenance of minimum account net liquidating equity, a maximum loan ratio as defined, and minimum consolidated tangible net worth as defined. The Margin Agreement was amended on May 31, 2013 to set the credit line to $15,000,000, the commitment fee to $25,000 per month, and the covenant with respect to net liquidating equity as defined to $1,500,000.

On May 10, 2012, our Form S-1 registration statement relating to our offer and sale of Renewable Unsecured Subordinated Notes (File No. 333-179460) was declared effective by the SEC, and our offering of notes commenced on May 15, 2012. The registration statement on Form S-1 covers up to $50,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes.

For the three months ended March 31, 2014 and 2013, we incurred $245,824 and $268,000, respectively, of offering-related expenses, including marketing and printing expense, legal and accounting fees, filing fees, and trustee fees. These costs and expenses are expensed as incurred. From the effective date of May 10, 2012 through May 13, 2014, we have sold a total of $13,140,823 in principal amount of Notes and repaid $1,057,252, for a net raise to date of $12,083,571, exclusive of offering costs as described above.

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

Effective June 28, 2013, pursuant to a Membership Unit Purchase Agreement, Timothy Krieger, the CEO of the Company, purchased the 496 redeemable preferred units from Mr. Hanson. Concurrently with the purchase, Mr. Krieger and the Company exchanged the redeemable preferred units for an identical number of new Series A Preferred Units (the “Series A Preferred”) and the redeemable preferred units were cancelled. The Series A preferred is not redeemable, callable, or convertible, is non-voting with respect to elections to the Board, is senior to the Company’s common equity units with respect to rights in liquidation, and is entitled to distributions out of legally available funds in the amount of $92.25 per unit per month.

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

Revenue from the retail sale of electricity is recorded in the period in which customers consume the commodity, net of any applicable sales tax. In our retail business, we are exposed to volatility in the cost of energy acquired for sale to customers, and as a result, in October 2012, we began using derivatives to hedge or reduce this variability, since changes in the price of certain derivatives are expected to be highly effective at offsetting changes in this cost. In addition to cash flow hedges, in the first quarter of 2014 we also used certain other contracts to which hedge accounting was not applied to reduce our exposure to higher electricity costs. The gain on these economic hedges is reported as “wholesale trading revenue.”

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

For the three months ended March 31, 2014 and 2013, we recorded $5,186,635 and $1,474,405, respectively, in salaries and wages and related taxes, representing the allocation of profits to Class B members. The amount of accrued profits interests included in accrued compensation at March 31, 2014 and 2013 was $5,227,234 and $1,474,407, respectively.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

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

The following table summarizes our VaR as of and for the three months ended March 31, 2014 and 2013:

	At/For Three Months Ended March 31,		Increase (decrease)
	2014	2013	Units	Percent
Dollars
As of March 31	$300,193	$105,381	$194,813	184.9%
For the quarters ended March 31:
Average	$143,949	$121,314	$22,634	18.7%
Maximum	413,480	200,717	212,763	106.0%
Minimum	8,043	41,947	(33,904)	-80.8%

Percent of cash in trading accounts
As of March 31	2.04%	0.83%	1.21%	146.5%
For the quarters ended March 31:
Average (1)	0.98%	0.95%	0.03%	2.7%
Maximum (1)	2.81%	1.58%	1.23%	78.3%
Minimum (1)	0.05%	0.33%	-0.27%	-83.4%

____________________

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

The value of the derivative financial instruments we hold for trading purposes and as cash flow hedges is significantly influenced by forward commodity prices. Periodic changes in forward prices could cause significant changes in the marked-to-market valuation (“MTM valuation”) of these contracts. For example, assuming that all other variables remain constant:

Percentage change in forward	Average percentage change in MTM valuation		Dollar change in MTM valuation
price from March 31, 2014	Cash flow hedges	Derivatives held for trading	Cash flow hedges	Derivatives held for trading
10%	-43.6%	162.2%	256,224	776,254
5%	-21.8%	81.1%	128,112	388,127
1%	-4.4%	16.2%	25,622	77,625
-1%	4.4%	-16.2%	(25,622)	(77,625)
-5%	21.8%	-81.1%	(128,112)	(388,127)
-10%	43.6%	-162.2%	(256,224)	(776,254)

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

Liquidity Risk

Liquidity risk arises from our general funding needs and the management of our assets and liabilities. We are exposed to additional collateral posting or margin requirements with the ISOs and exchanges if price volatility or levels increase. Based on a sensitivity analysis for positions under marginable contracts, a 20% increase in electricity prices would cause an increase in margin collateral posted of approximately $865,000 as of March 31, 2014. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of March 31, 2014.

Wholesale Counterparty Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. We monitor and manage credit risk through the credit policies described in the “Business – Wholesale Trading – Credit Risk Management” section of our 2013 Form 10-K. Given the credit quality, diversification, and term of the exposure in the portfolio, we do not anticipate a material impact on financial position or results of operations from nonperformance by any counterparty.

Retail Customer Credit Risk

Although we are currently not exposed to retail customer credit risk due to our participation in POR programs, we expect that this situation will change as we grow our retail business. Furthermore, economic and market conditions may affect our customers' willingness and ability to pay their bills in a timely manner, which could lead to an increase in bad debt expense above and beyond the allowance for uncollectible accounts charged to us by utilities. In general, we intend to manage retail credit risk as described the “Business – Retail Energy Services – Credit Risk Management” section of 2013 Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 - Legal Proceedings

See “Note 15 - Commitments and Contingencies” on page 27 of this Form 10-Q for a discussion of certain legal proceedings.

Item 1A - Risk Factors

No material changes from prior disclosure.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibit Number	Description
10.1	Amendment to Corporate Guaranty of Twin Cities Power Holdings, LLC in favor of Midcontinent Independent System Operator, Inc., dated dated April 14, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 9, 2014)
10.2	Guaranty of Twin Cities Power Holdings, LLC in favor of Noble Americas Energy Solutions, LLC dated April 25, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 9, 2014)
10.3	Second Amendment to Employment Agreement, dated May 14, 2014, between Twin Cities Power Holdings, LLC and Timothy Krieger (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 15, 2014)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

____________________

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

TWIN CITIES POWER HOLDINGS, LLC

/s/ Timothy S. Krieger
Dated: May 15, 2014	By:	Timothy S. Krieger
Chief Executive Officer, President and Chairman of the Board
(principal executive officer)
/s/ Wiley H. Sharp III
Dated: May 15, 2014	By:	Wiley H. Sharp III
Vice President – Finance and Chief Financial Officer
(principal accounting and financial officer)

