Form 10-Q
period 2014-06-30
Twin Cities Power Holdings, LLC
filed 2014-08-13
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

TABLE OF CONTENTS

Definitions	3

Forward Looking Statements	8

Non-GAAP Financial Measures	9

Part I – Financial Information	10
Item 1 - Financial Statements (Unaudited)	10
Consolidated Balance Sheets	10
Consolidated Statements of Comprehensive Income	11
Consolidated Statements of Cash Flows	12
Notes to Consolidated Financial Statements	14
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Industry Background	37
Company Overview	42
Results of Operations	46
Liquidity, Capital Resources, and Cash Flow	55
Financing	57
Non-GAAP Financial Measures	58
Critical Accounting Policies and Estimates	58
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	60
Commodity Price Risk	60
Interest Rate Risk	61
Liquidity Risk	62
Wholesale Counterparty Credit Risk	62
Retail Customer Credit Risk	62
Foreign Exchange Risk	62
Item 4 - Controls and Procedures	63

Part II – Other Information	64
Item 1 - Legal Proceedings	64
Item 1A - Risk Factors	64
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3 - Defaults Upon Senior Securities	64
Item 4 - Mine Safety Disclosures	64
Item 5 - Other Information	64
Item 6 - Exhibits	65

Signatures	66

Definitions

Abbreviation or acronym	Definition
ABN AMRO	ABN AMRO Clearing Chicago, LLC and ABN AMRO Clearing Bank, N.V.
AESO	Alberta Electric System Operator, a statutory corporation of the Province of Alberta, is an ISO serving the Alberta Interconnected Electric System
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BLS	Bureau of Labor Statistics, an agency within the U.S. Department of Labor
Btu; therm; MMBtu	A “Btu” or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A “therm” is one hundred thousand Btu. One “MMBtu” is one million Btu.
C$	Canadian dollars
CAISO	California Independent System Operator Corporation, an ISO serving 80% of California and a small part of Nevada
CEF	Cygnus Energy Futures, LLC, a wholly-owned subsidiary of CP and a second-tier subsidiary of the Company
CFTC	Commodity Futures Trading Commission, an independent agency of the United States government that regulates futures and option markets
CLP	Connecticut Light & Power Company, an EDC in Connecticut
CME	CME Group Inc. operates the CME (Chicago Mercantile Exchange), CBOT (Chicago Board of Trade), NYMEX (New York Mercantile Exchange), and COMEX (Commodities Exchange) derivatives exchanges and also offers certain cleared OTC products and services
Company	TCPH and its subsidiaries
CoV	Abbreviates the coefficient of variation, a simple measure of volatility useful for comparing two or more data series; equal to the standard deviation divided by the mean
CP	Cygnus Partners, LLC, a first-tier subsidiary of the Company
CP&U	Community Power & Utility, LLC, an electricity retailer acquired by TCP on June 29, 2012
CSE	Comparison shopping engine, a web site that compares prices for specific products. While most comparison shopping engines do not offer the products or services themselves, some may earn commissions when users follow the links in the search results and make a purchase from an online vendor
CTG	Chesapeake Trading Group, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of the Company
DEG	Discount Energy Group, LLC, a wholly-owned subsidiary of REH and a second-tier subsidiary of the Company, effective January 2, 2014

Abbreviation or acronym	Definition
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

DOE	U.S. Department of Energy
EDC	Electric distribution company
EIA	Energy Information Administration, an independent agency within DOE
ERCOT	Electric Reliability Council of Texas, an ISO managing 85% of the electric Load of Texas and subject to oversight by the Public Utility Commission of Texas and the Texas Legislature but not FERC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission, an independent regulatory agency within DOE
Form S-1	The Company’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on May 10, 2012 with respect to the Company’s Notes Offering
FTR	Financial Transmission Rights are financial instruments traded in certain ISOs and RTOs that entitle their holders to receive or pay charges based on congestion price differences in the day-ahead energy market across specific transmission paths. The value of an FTR reflects the difference in congestion prices rather than the difference in locational marginal prices, which includes energy, congestion, and marginal losses. Market participants may request FTRs between any pricing nodes on the system, including hubs, control zones, aggregates, generator buses, load buses and interface pricing points. FTRs are generally available to the nearest 0.1 MW. The FTR target allocation is calculated hourly and is equal to the product of the FTR MW and the congestion price difference between sink and source that occurs in the day-ahead energy market. The value of an FTR can be positive or negative depending on the sink minus source congestion price difference, with a negative difference resulting in a liability for the holder.
GAAP	Generally accepted accounting principles in the United States
HTS Parties	Collectively, Robert O. Schachter, an individual, HTS Capital, LLC, and Clearwaters Capital, LLC, both affiliates of Mr. Schachter
ICE	IntercontinentalExchange Group, Inc. operates a network of 17 regulated exchanges and 6 clearinghouses for financial and commodity markets in the U.S., Canada, Europe, and Asia. In November 2013, ICE completed the acquisition of NYSE Euronext.

Abbreviation or acronym	Definition
ISO; RTO	Independent System Operator, a non-profit organization formed at the direction or recommendation of FERC that coordinates, controls, and monitors the operation of a bulk electric power system, usually within a single U.S. state, but sometimes encompassing multiple states. A Regional Transmission Organization (“RTO”) typically performs the same functions as an ISO, but covers a larger area. ISOs and RTOs may also operate centrally cleared wholesale markets for electric power quoted on both a “real-time” and “day ahead” basis.
ISO-NE	ISO New England Inc., an RTO serving Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
LMP	One of the unique aspects of ISO electricity markets is the availability of “locational marginal prices” (“LMPs”). The theoretical price of electricity at each node on the network is calculated based on the assumptions that: (1) one additional megawatt-hour of energy is demanded at the node in question; and (2) the marginal cost to the system that would result from the re-dispatch of available generating units to serve such load can establish the production cost of the additional energy. LMPs are typically quoted on a “real-time” and “day-ahead” basis. In the real-time market, prices at specific nodes are updated every 5 minutes based on current and targeted supply and demand. Day-ahead prices are for power to be delivered at a specified hour and transmission point during the next day. LMPs vary by time and location due to physical system limitations, congestion, and loss factors; however, in an unconstrained system with no losses, all LMPs would be equal. This means that LMPs can be conceptually separated into three components - an energy price, a congestion component, and a loss component.
MCA	The Company’s Member Control Agreement, as amended
MEF	Minotaur Energy Futures, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc., (formerly the Midwest Independent Transmission System Operator, Inc.), an RTO serving all or part of Arkansas, Illinois, Indiana, Iowa, Louisiana, Manitoba, Michigan, Minnesota, Mississippi, Missouri, Montana, North Dakota, South Dakota, Texas, and Wisconsin
MCF	One thousand cubic feet, a common unit of price measure for natural gas. In 2010, one MCF of natural gas had a heat content of 1,025 Btu.
NERC	North American Electric Reliability Corporation, a non-profit corporation formed on March 28, 2006 as the successor to the National Electric Reliability Council, also known as NERC, formed in 1968. NERC is the designated Electric Reliability Organization (“ERO”) for the U.S. and operates under the auspices of FERC.
NGX	Natural Gas Exchange Inc., headquartered in Calgary, Alberta provides electronic trading, central counterparty clearing, and data services to the North American natural gas and electricity markets. NGX is wholly owned by TMX Group Inc. which collectively manages all aspects of Canada’s senior and junior equity markets.
NOAA	National Oceanic and Atmospheric Administration, an agency of the U.S. Department of Commerce

Abbreviation or acronym	Definition
Notes	The Company’s Renewable Unsecured Subordinated Notes issued pursuant to its ongoing Notes Offering
Notes Offering	The direct public offering the Company’s Notes pursuant to a registration statement on Form S-1 declared effective by the SEC on May 10, 2012
NRSRO	A SEC-recognized Nationally Recognized Statistical Rating Organization; The major NRSROs that rate utilities are Standard & Poor’s Financial Services LLC (“S&P”), Moody’s Investor Services, Inc. (“Moody’s), and Fitch Ratings Inc. (“Fitch”)
NYISO	New York Independent System Operator, an ISO serving New York state
OTC	Over-the-counter
PJM	PJM Interconnection, a RTO serving all or part of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, and the District of Columbia.
POR; non-POR	All states with restructured retail markets have implemented laws and regulations with respect to permitted billing, credit, and collections practices. Some of these states require an EDC billing customers in their service territory on behalf of suppliers operating there to purchase the receivables generated as a result of energy sales, generally at a modest discount to reflect bad debt experience. These states are known as “purchase of receivables” or “POR” jurisdictions while those without this provision are known as “non-POR” areas.
PURPA	Public Utilities Regulatory Policy Act of 1978
RECs	Renewable energy certificates represent the property rights to the environmental, social, and other non-power qualities of renewable electricity generation and can be sold separately from the underlying physical electricity.
REH	Retail Energy Holdings, LLC, a first-tier subsidiary of the Company
SEC	U.S. Securities and Exchange Commission, an independent agency of the United States government with primary responsibility for enforcing federal securities laws and regulating the securities industry and stock exchanges
SUM	Summit Energy, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of the Company
TCE	Twin Cities Energy, LLC, an inactive first-tier subsidiary of the Company
TCP	Twin Cities Power, LLC, a first-tier subsidiary of the Company
TCPC	Twin Cities Power – Canada, Ltd., an inactive wholly-owned subsidiary of TCE and a second-tier subsidiary of the Company
TCPH	Twin Cities Power Holdings, LLC
TSE	Town Square Energy, initially, an accounting division of TCP resulting from the acquisition of the business and assets of CP&U. Effective June 1, 2013, TSE became a wholly-owned first-tier subsidiary of the Company and on October 25, 2013, it became a wholly owned subsidiary of REH and a second-tier subsidiary of TCPH
UI	The United Illuminating Company, an EDC in Connecticut

Abbreviation or acronym	Definition
VaR	Value-at-Risk is a measure of the risk of loss on a specific portfolio of financial assets. For a given portfolio, probability, and time horizon, VaR is the value at which the probability that a mark-to-market loss over the given time horizon exceeds the calculated value, assuming normal markets and no trading. For example, if a portfolio has a one-day, 5% VaR of $1 million, there is a 5% probability that the portfolio will fall in value by more than $1 million over a one-day period.
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

Multiples of watts and watt-hours are measured using International Systems of Units (“SI”) conventions.

For example:

Prefix	Symbol	Multiple (Number)	Value
kilo	K	one thousand (1,000)	10[3]
mega	M	one million (1,000,000)	10[6]
giga	G	one billion (1,000,000,000)	10[9]
tera	T	one trillion (1,000,000,000,000)10[3]	10[12]

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

Statements in this report that are not statements of historical facts may be considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. Any statements that express, or involve discussions as to, future expectations, risks, beliefs, plans, objectives, assumptions, events, uncertainties, financial performance, or growth strategies, often, but not always, through the use of words or phrases such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans”, “projects”, “likely”, “will continue”, “could”, “may”, “potential”, “target”, “outlook”, or words of similar meaning are not statements of historical facts and may be forward-looking.

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

Part I – Financial Information

Item 1 - Financial Statements (Unaudited)

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
	Unaudited
Assets
Current assets
Cash - unrestricted	$2,975,580	$3,190,495
Cash in trading accounts	17,539,656	10,484,448
Accounts receivable - trade	2,121,888	1,315,209
Note receivable	–	140,964
Marketable securities	1,074,149	256,004
Prepaid expenses and other current assets	419,370	242,482

Total current assets	24,130,643	15,629,602

Property, equipment, and furniture, net	759,099	504,298

Other assets
Intangible assets, net	546,759	305,978
Deferred financing costs, net	282,488	337,559
Cash - restricted	1,319,371	320,188
Land held for development	520,486	110,477
Mortgage note receivable	–	353,504
Investment in convertible notes	1,128,861	–

Total assets	$28,687,707	$17,561,606

Liabilities and Members' Equity

Current liabilities
Current portions of total debt
Borrowings under line of credit	$700,000	$–
Senior notes payable	6,948	200,000
Renewable unsecured subordinated notes	6,445,322	4,922,596
Accounts payable - trade	1,579,023	1,035,644
Accrued expenses	923,434	683,556
Accrued compensation	1,624,515	299,439
Accrued interest	634,753	359,758
Obligations under non-competition agreement	125,000	250,000

Total current liabilities	12,038,995	7,750,993

Long-term debt
Senior notes payable	221,052	–
Renewable unsecured subordinated notes	6,323,628	5,062,230

Total liabilities	18,583,675	12,813,223

Commitments and contingencies

Members' equity
Series A preferred equity	2,745,000	2,745,000
Common equity	6,624,795	1,302,994
Accumulated other comprehensive income	734,237	700,389

Total members' equity	10,104,032	4,748,383

Total liabilities and members' equity	$28,687,707	$17,561,606

 See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

Three and Six Months ended June 30, 2014 and 2013

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Wholesale trading revenue, net	$1,842,799	$7,791,798	$28,864,524	$14,588,866
Retail electricity revenue	2,226,834	1,598,029	5,126,548	3,035,358
	4,069,633	9,389,827	33,991,072	17,624,224

Costs and expenses
Cost of retail electricity sold	1,677,901	1,597,920	6,267,307	3,282,302
Retail sales and marketing	22,953	37	151,395	425
Compensation and benefits	2,287,982	2,777,789	12,923,141	6,378,401
Professional fees	1,365,334	2,572,644	2,498,196	3,499,832
Other general and administrative	837,539	699,418	1,667,871	1,331,470
Trading tools and subscriptions	336,219	263,347	629,421	485,967
	6,527,928	7,911,155	24,137,331	14,978,397

Operating income (loss)	(2,458,295)	1,478,672	9,853,741	2,645,827

Other income (expense)
Interest expense	(514,512)	(359,712)	(982,277)	(708,533)
Interest income	43,330	8,166	55,482	15,699
Loss on foreign currency exchange	(261,217)	(573)	(260,849)	(327)
Other income	3,320	–	3,320	–
	(729,079)	(352,119)	(1,184,324)	(693,161)

Income (Loss) before income taxes	(3,187,374)	1,126,553	8,669,417	1,952,666
Income tax provision	–	8,823	–	8,823

Net income (loss)	(3,187,374)	1,117,730	8,669,417	1,943,843

Preferred distributions	(137,268)	(137,250)	(274,536)	(274,500)

Net income (loss) attributable to common	(3,324,642)	980,480	8,394,881	1,669,343

Other comprehensive income (loss)
Foreign currency translation adjustment	293,310	(123,726)	218,128	(160,800)
Change in fair value of cash flow hedges	(204,281)	(205,493)	(242,416)	(74,400)
Unrealized gain on securities	46,261	–	58,136	–

Comprehensive income (loss)	$(3,189,352)	$651,261	$8,428,729	$1,434,143

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

	Six Months
	Ended June 30,
	2014	2013
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$8,669,417	$1,943,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	430,259	271,831
Loss on sale of equipment and furniture	–	2,275
(Increase) decrease in:
Trading accounts and deposits	(7,106,556)	1,515,835
Accounts receivable - trade	(806,678)	863,116
Prepaid expenses and other assets	(74,089)	(245,830)
Increase (decrease) in:
Accounts payable - trade	543,379	(422,376)
Accrued expenses	96,568	222,958
Accrued compensation	1,325,076	(445,925)
Accrued interest	274,995	220,436

Net cash provided by operating activities	3,352,371	3,926,163

Cash flows from investing activities
Repayment of note receivable	140,964	–
Purchase of marketable securities	(760,009)	–
Purchase of investment in convertible notes	(1,128,861)	–
Purchase of property, equipment and furniture	(113,312)	(57,323)
Increase in cost of land held for development	(56,505)	–
Increase in restricted cash	(999,183)	–
Payments on obligations under non-competition agreement	(125,000)	(125,000)
Acquisition of Discount Energy Group, LLC	(680,017)	–

Net cash used in investing activities	(3,721,923)	(182,323)

Cash flows from financing activities
Proceeds from line of credit	700,000	–
Payments on senior notes payable	(200,000)	(1,163,680)
Renewable unsecured subordinated notes:
Issuances	3,272,819	3,424,033
Redemptions	(488,695)	(200,201)
Distributions - preferred	(274,536)	(290,367)
Distributions - common	(3,073,080)	(1,472,216)

Net cash provided by (used in) financing activities	(63,492)	297,569

Net increase (decrease) in cash	(433,044)	4,041,409

Effect of exchange rate changes on cash	218,129	(160,800)

Cash - unrestricted
Beginning of period	3,190,495	771,852
End of period	$2,975,580	$4,652,461

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2014 and 2013

	Six Months
	Ended June 30,
	2014	2013
	Unaudited	Unaudited
Non-cash investing and financing activities:
Effective portion of cash flow hedges	$114,198	$(156,432)

Obligations under non-competition agreement	$–	$500,000

Series A preferred units issued in exchange for redeemable preferred units	$–	$2,745,000

Unrealized gain on investment securities	$58,136	$–

Land held for development obtained via foreclosure on mortgage loan	$353,504	$–

Acquisition of property, plant, and equipment via mortgage loan	$228,000	$–

Supplemental disclosures of cash flow information:
Cash payments for interest	$707,282	$507,842

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

Organization

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

Subsequent to the Reorganization, the Company formed two new active first-tier subsidiaries, Retail Energy Holdings, LLC (“REH”) and Cyclone Partners LLC (“Cyclone”). With respect to second-tier subsidiaries, TCP has three active subsidiaries - Summit Energy, LLC (“SUM”), Chesapeake Trading Group, LLC (“CTG”), and Minotaur Energy Futures, LLC (“MEF”), formed on March 25, 2014; CP has one - Cygnus Energy Futures, LLC (“CEF”); and REH has two - Town Square Energy, LLC (“TSE”) and Discount Energy Group, LLC (“DEG”). TCE and its wholly-owned subsidiary, Twin Cities Power – Canada, Ltd. (“TCPC”), became inactive in the third quarter of 2012.

Businesses

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

On October 25, 2013, in anticipation of receipt of FERC approval of the Company’s acquisition of DEG, a retail energy business licensed by the states of Maryland, New Jersey, Pennsylvania, and Ohio, the Company formed REH and transferred the ownership of TSE to this entity. FERC approval of the acquisition of DEG was received on December 13, 2013 and the transaction closed on January 2, 2014. Consequently, the retail markets in which the Company expects to compete in 2014 include at least the following states: Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania, Ohio, and Rhode Island; however, projected margins in specific states and utility service territories will ultimately determine where the Company will deploy its retail marketing resources.

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

Results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014.

Cash

Cash includes highly liquid investments with an original maturity of three months or less at the time of purchase. As of June 30, 2014 and December 31, 2013, the Company had no cash equivalents included in its cash balances.

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

Retail Energy Services

Revenue from the retail sale of electricity to customers is recorded in the period in which the commodity is consumed, net of any applicable sales tax. The Company follows the accrual method of accounting for revenues whereby electricity consumed by customers but not yet billed under the cycle billing method is estimated and accrued along with the related costs. Changes in estimates are reflected in operations in the period in which they are refined. During the period ended June 30, 2014, the Company recorded additional retail sales of electricity of $465,000 due to a change in the amount of estimated unbilled revenues recorded in earlier periods.

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

Foreign currency transactions result in gains and losses due to the increase or decrease in exchange rates between periods. Translation gains and losses are included as a separate component of equity. Gains and losses from foreign currency transactions are included in other income or expense. Foreign currency transactions resulted in losses of $261,217, $573, $260,849, and $327 for the three and six months ended June 30, 2014 and 2013, respectively.

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

Fair Value

The fair values of the Company’s cash, accounts receivable, and accounts payable were considered to approximate their carrying values at June 30, 2014 and December 31, 2013 due to the short-term nature of the accounts.

Management believes the carrying values of the Company’s Renewable Unsecured Subordinated Notes reasonably approximate their fair values at June 30, 2014 and December 31, 2013 due to the relatively new age of these particular instruments. No assessment of the fair value of these obligations has been completed and there is no readily available market price.

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

During the three months ended June 30, 2014 and 2013, the Company included $236,777 and $633,667, respectively, in compensation and benefits representing the allocation of profits interests to Class B members.

During the six months ended June 30, 2014 and 2013, the Company included $5,423,412 and $2,108,072, respectively, in compensation and benefits representing the allocation of profits interests to Class B members.

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

New Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will eliminate all industry-specific guidance and replace all current U.S. GAAP guidance on the topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact on the Company’s consolidated financial statements.

3.	Cash

The Company deposits its unrestricted cash in financial institutions. Balances, at times, may exceed federally insured limits. Restricted cash at June 30, 2014 and December 31, 2013 was $1,319,371 and $320,188, respectively. At June 30, 2014, all restricted cash was posted as security in connection with certain litigation in the Canadian courts.

See “Note 15 - Commitments and Contingencies”.

Cash held in trading accounts may be unavailable at times for immediate withdrawal depending upon trading activity. Cash needed to meet credit requirements for outstanding trades and that was available for immediate withdrawal as of June 30, 2014 and December 31, 2013 was as follows:

	June 30,	December 31,
	2014	2013

Credit requirement	$4,595,493	$2,185,175
Available credit	12,944,163	8,299,273
Cash in trading accounts	$17,539,656	$10,484,448

4.	Accounting for Derivatives and Hedging Activities

The following table lists the fair values of the Company’s derivative assets and liabilities as of June 30, 2014 and December 31, 2013:

	Fair Value
	Asset Derivatives	Liability Derivatives
At June 30, 2014
Not designated as hedging instruments:
Wholesale Trading segment
Energy commodity contracts	$1,855,176	$1,357,962

Retail Energy Services segment
Energy commodity contracts	184,376	206,255

Designated as cash flow hedges:
Energy commodity contracts	426,872	312,674
Total derivative instruments	2,466,424	1,876,891
Cash deposits in collateral accounts	16,950,123	–
Cash in trading accounts, net	$19,416,547	$1,876,891

At December 31, 2013
Not designated as hedging instruments:
Wholesale Trading segment
Energy commodity contracts	$614,592	$687,156

Retail Energy Services segment
Energy commodity contracts	103,014	70,672

Designated as cash flow hedges:
Energy commodity contracts	417,310	60,695
Total derivative instruments	1,134,916	818,523
Cash deposits in collateral accounts	10,168,055	–
Cash in trading accounts, net	$11,302,971	$818,523

For the three months ended June 30, 2014, the Company hedged the cost of 16,040 MWh via designated derivatives or 75% of the 21,381 MWh of electricity sold to its retail customers in such period.

As of June 30, 2014, we had designated futures contracts for 34,445 MWh and 32,760 MWh for delivery in the remainder of 2014 and 2015 as cash flow hedges of expected electricity purchases for customers receiving service from us as of that date. $229,804 of net gain on the 2014 contracts and $115,606 of net loss on the 2015 derivatives, a net gain of $114,198 in total, was deferred and included in accumulated other comprehensive income (“AOCI”). These amounts are expected to be reclassified to cost of energy sold by December 31, 2014 and 2015, respectively.

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

The following table summarizes the amount of gain or loss recognized in AOCI or earnings for derivatives designated as cash flow hedges for the periods indicated:

	Gain (Loss) Recorded in AOCI	Income Statement Classification	Gain (Loss) Reclassified from AOCI

Three Months Ended June 30, 2014
Cash flow hedges	$(357,238)	Cost of energy sold	$(152,956)

Six Months Ended June 30, 2014
Cash flow hedges	$176,133	Cost of energy sold	$418,549

Year Ended December 31, 2013
Cash flow hedges	$685,936	Cost of energy sold	$247,290

The following table provides details with respect to changes in AOCI as presented in our consolidated balance sheets, including those relating to our designated cash flow hedges, for the three and six month periods from ended June 30, 2014:

	Foreign Currency	Cash Flow Hedges	Available for Sale Securities	Total
Three Months ended June 30, 2014
Balance - March 31, 2014	$262,826	$318,479	$17,642	$598,947
Other comprehensive income (loss) before reclassifications	293,310	(357,237)	46,261	(17,666)
Amounts reclassified from AOCI	–	152,956	–	152,956
Net current period other comprehensive income (loss)	293,310	(204,281)	46,261	135,290

Balance - June 30, 2014	$556,136	$114,198	$63,903	$734,237

Six Months ended June 30, 2014
Balance - December 31, 2013	$338,008	$356,614	$5,767	$700,389
Other comprehensive income (loss) before reclassifications	218,128	176,133	58,136	452,397
Amounts reclassified from AOCI	–	(418,549)	–	(418,549)
Net current period other comprehensive income (loss)	218,128	(242,416)	58,136	33,848

Balance - June 30, 2014	$556,136	$114,198	$63,903	$734,237

In the second quarter and first half of 2014, in addition to certain derivatives designated cash flow hedges, we also used certain other derivative contracts to which hedge accounting was not applied to reduce our exposure to higher electricity costs. The gain or loss on these economic hedges within our retail segment is reported as “wholesale trading revenue”.

For the three and six months ended June 30, 2014, we recorded wholesale trading revenues of $238,273 and $2,050,478, respectively, in our retail energy services segment. See also “Note 16 – Segment Information.”

5.	Accounts Receivable

Accounts receivable – trade consists of receivables from both our wholesale trading and retail segments. Wholesale trading receivables represent net settlement amounts due from a market operator or an exchange while those from retail include amounts resulting from sales to end-use customers.

	June 30,	December 31,
	2014	2013

Wholesale trading	$1,052,099	$168,953
Retail energy services - billed	589,413	944,100
Retail energy services - unbilled	480,376	202,156

Accounts receivable - trade	$2,121,888	$1,315,209

As of June 30, 2014, there were two individual accounts with receivable balances greater than 10% that aggregated 59% of total consolidated accounts receivable.

As of December 31, 2013, there were two individual accounts in the Company’s retail energy services segment with receivable balances greater than 10% that aggregated 87% of total consolidated accounts receivable.

The Company believes that any risk associated with these concentrations is minimal.

6.	Marketable Securities

The following table shows the cost and estimated fair value of available-for-sale securities at June 30, 2014 and December 31, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2014
U.S. equities	$952,417	$57,740	$–	$1,010,157
International equities	50,182	6,163	–	56,345
Money market fund	7,647	–	–	7,647
Total	$1,010,246	$63,903	$–	$1,074,149

For the three and six months ended June 30, 2014 the Company had sales of securities and realized a gain of $2,948 with no realized impairment charges.

The following table shows the unrealized losses on, and fair value of, securities positions by the length of time such assets were in a continuous loss position as of June 30, 2014 and December 31, 2013:

	Less than Twelve Months
	Unrealized Losses	Fair Value

At June 30, 2014
International equities	$–	$–

At December 31, 2013
International equities	$(69)	$24,978

7.	Intangible Assets

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

	June 30,	December 31,
	2014	2013
Other intangibles	$714,658	$160,000
Non-competition agreement	500,000	500,000
Less: accumulated amortization	(667,899)	(354,022)
Intangible assets, net	$546,759	$305,978

Total amortization of intangible assets for the three and six month periods ended June 30, 2014 and 2013 was $139,340 and $79,837 and $288,676 and $159,674, respectively, and is included in other general and administrative expenses.

8.	Deferred Financing Costs

Prior to the May 10, 2012 effective date of its Notes Offering, the Company incurred certain professional fees and filing costs associated with the offering totaling $393,990. The Company has capitalized these costs and amortizes them on a monthly basis over the weighted average term of the Notes sold, exclusive of any expected renewals.

	June 30,	December 31,
	2014	2013
Deferred financing costs	$393,990	$393,990
Less: accumulated amortization	(111,502)	(56,431)
Deferred financing costs	$282,488	$337,559

Total amortization of deferred financing costs for the three and six month periods ended June 30, 2014 and 2013 was $29,573 and $9,101 and $55,071 and $14,757, respectively and is included in other general and administrative expenses.

9.	Land Held for Development

On December 18, 2013, the Company bought a defaulted note secured by a first mortgage on certain real property from Bremer Bank, National Association with the intention of foreclosing and thereby obtaining title to the land. As of December 31, 2013, land held for development totaled $110,477, consisting of one single family lot. Also as of the same date, the carrying value of the mortgage totaled $353,504 and consisted of the purchase price of $340,000 of principal and $13,504 of accrued interest. On April 21, 2014, the foreclosure on the mortgage note was completed. Consequently, the note was cancelled and the land received was reclassified to “land held for development”, and as of June 30, 2014, land held for development totaled $520,486.

10.	Convertible Promissory Note

On March 20, 2014, the Company invested $1,000,000 in a privately placed Convertible Promissory Note, convertible into Series B Preferred Shares (the “B Note”) issued by Ultra Green Packaging, Inc. (“Ultra Green”). The B Note will mature on December 31, 2019 and bears interest at a fixed rate of 10% per annum. Interest will accrue until December 31, 2014, at which time all accrued and unpaid interest will become due and payable. Thereafter, interest will be due and payable on a quarterly basis.

At the option of the Company, the principal and accrued interest on the B Note is convertible at or prior to maturity into shares of Ultra Green’s Series B Preferred Stock (the “Series B”). If converted before Ultra Green’s 2015 financial results are available (the “2015 Results Date”), the Conversion Price will be $0.25 per share, subject to certain anti-dilution provisions. After the 2015 Results Date, the Conversion Price will be equal to the lower of (1) $0.25 per share if Ultra Green has achieved $31.5 million of revenue (the “Revenue Target”) and $7.0 million of EBITDA (the “EBITDA Target”) or (2) an amount per share equal to $0.25 per share times the lower of (a) actual revenue divided by the Revenue Target or (b) actual EBITDA divided by the EBITDA Target, subject to a floor of $0.09 per share.

As of February 24, 2014, at the start of the B Note offering, Ultra Green had 30,232,334 fully diluted common and common-equivalent shares outstanding. Assuming no additional issuances of common or common-equivalents, including conversion of B Notes issued to persons other than the Company, and conversion of the principal amount of its B Note only, the Company would have owned between 4,000,000 and 11,111,111 shares at the high and low conversion prices of $0.25 and $0.09 per share or 11.7% to 26.9% of the fully diluted shares outstanding as of such date.

On each of June 4 and June 18, 2014, the Company loaned Ultra Green $50,000 (for a total of $100,000) in the form of short term, unsecured promissory notes (the “Short Term Notes”), each with a maturity date of July 31, 2014. The Short Term Notes bear interest as determined by the short-term AFR Rate, computed in accordance with Section 1274(d) of the Internal Revenue Code of 1986, as amended, and published by the Internal Revenue Service, which was 0.32% for June 2014.

On June 19, 2014, the Board of Directors of Ultra Green authorized an offering of up to $8,000,000 of Convertible Promissory Notes convertible into Series C Preferred Shares, the terms of which are more fully described below in “Note 17 – Subsequent Events”, (the “C Note Offering”, the “C Notes”, and the “Series C”, respectively). In connection with the C Note Offering, Ultra Green offered each holder of B Notes the option to convert their B Notes into C Notes. Upon conversion of all B Notes into C Notes, Ultra Green’s board has authorized the cancellation of its Series B stock.

In addition to its cash investments as described above and in “Note 17 – Subsequent Events”, the Company has lent the services of Mr. Keith Sperbeck, its Vice President – Operations, to Ultra Green as its Interim CEO for an indefinite period concluding when Ultra Green hires a full-time chief executive officer. In lieu of any cash compensation to either Mr. Sperbeck or the Company, on June 19, 2014, Ultra Green issued the Company a non-statutory option to purchase 50,000,000 shares of its common stock for $0.01 per share, which option was fully vested and exercisable immediately upon issuance.

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

Financial instruments categorized as Level 1 holdings are publicly traded in liquid markets with daily quotes and include exchange-traded derivatives such as futures contracts and options, certain highly-rated debt obligations, and some equity securities. Holdings such as shares in money market mutual funds that are based on net asset values as derived from quoted prices in active markets of the underlying securities are also classified as Level 1. The fair values of financial instruments that are not publicly traded in liquid markets, but do have characteristics similar to observable market information such as wholesale commodity prices, interest rates, credit margins, maturities, collateral, and the like upon which valuations are based are categorized in Level 2. Financial instruments that are not traded in publicly quoted markets or that are acquired based on prices and terms determined by direct negotiation with the issuer are classified as Level 3 and carried at book value which management believes is a reasonable approximation of fair value until circumstances otherwise dictate. From time to time, the Company may engage third parties such as appraisers, brokers, or investment bankers to assist management in its valuation and classification of financial instruments.

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

The following table presents certain assets measured at fair value as of the dates indicated:

	Level 1	Level 2	Level 3	Total
At June 30, 2014
Cash in trading accounts, net	$17,539,656	$–	$–	$17,539,656
Marketable securities	1,074,149	–	–	1,074,149
Investment in convertible notes *	–	–	1,128,861	1,128,861

At December 31, 2013
Cash in trading accounts, net	$10,484,448	$–	$–	$10,484,448
Marketable securities	256,004	–	–	256,004
Mortgage note receivable	–	–	353,504	353,504

__________

* - Also includes Short Term Notes; see "Note 10 - Convertible Promissory Note".

There were no transfers during the six months ended June 30, 2014 between Levels 1 and 2.

The following table reconciles beginning and ending Level 3 fair value financial instrument balances for the six months ended June 30, 2014:

Balance - December 31, 2013	$353,504

Total gains and losses:
Included in other comprehensive income	–
Included in earnings	–
Purchases	1,128,861
Settlement *	(353,504)
Transfers into Level 3	–
Transfers out of Level 3	–

Balance - June 30, 2014	$1,128,861

Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of June 30, 2014	$–

__________

* - Reflects foreclosure on mortgage note and transfer of land received to "Land held for development"; see "Note 9 - Land Held for Development".

12.	Debt

Notes payable by the Company are summarized as follows:

	June 30, 2014	December 31, 2013
Renewable Unsecured Subordinated Notes	$12,768,950	$9,984,826
Advance on RBC Line of Credit	700,000	–
Mortgage note payable to Security State Bank of Aitkin	228,000	–
Note payable to John O. Hanson dated April 8, 2011, accruing interest at 20%. The loan was repaid on March 25, 2014	–	200,000
	$13,696,950	$10,184,826

Notes payable by maturity are summarized as follows:

	June 30, 2014	December 31, 2013
2014 and 2015 to June 30	$7,152,270	$5,122,596
Current maturities	7,152,270	5,122,596

2015 before June 30	–	1,266,590
2015 after June 30	1,596,277	–
2016	1,462,266	772,250
2017	1,567,891	549,140
2018	1,428,572	2,297,250
2019 and thereafter	489,674	177,000
Long term debt	6,544,680	5,062,230
Total	$13,696,950	$10,184,826

ABN AMRO Margin Agreement

In February 2012, the Company executed a Futures Risk-Based Margin Finance Agreement with ABN AMRO (the “ABN AMRO Margin Agreement”). The ABN AMRO Margin Agreement provides CEF with an uncommitted $25,000,000 revolving line of credit on which it pays a commitment fee of $35,000 per month. Any loans outstanding are payable on demand and bear interest at an annual rate equal to 1.00% in excess of the Federal Funds Target Rate, or approximately 1.25%. Any advances under the ABN AMRO Margin Agreement are secured by all balances in CEF’s trading accounts with ABN AMRO. Under the ABN AMRO Margin Agreement, the Company is also subject to certain reporting, affirmative, and negative covenants, including certain financial tests. The ABN AMRO Margin Agreement was amended on May 31, 2013 to reduce the uncommitted credit line to $15,000,000, the commitment fee to $25,000 per month, and the covenant with respect to net liquidating equity as defined to $1,500,000.

As of June 30, 2014 and December 31, 2013, there were no borrowings outstanding under the ABN AMRO Margin Agreement and the Company was in compliance with all covenants.

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

The Company made interest payments of $326,984 and $93,226 during the three month periods ended June 30, 2014 and 2013 and paid $539,777 and $128,002 during the six month periods then ended, respectively. Total accrued interest on the Subordinated Notes at June 30, 2014 and December 31, 2013 was $634,753 and $354,094, respectively.

As of June 30, 2014, the Company had $12,768,950 of its Subordinated Notes outstanding as follows:

Initial Term	Principal Amount	Weighted Average Interest Rate
3 months	$410,898	13.88%
6 months	219,914	8.24%
1 year	4,766,009	12.44%
2 years	1,557,986	12.76%
3 years	1,640,202	14.17%
4 years	472,386	14.55%
5 years	3,405,805	15.54%
10 years	295,750	14.06%
Total	$12,768,950	13.62%

Weighted average term	27.8 mos

RBC Line of Credit

On May 12, 2014, the Company drew $700,000 under an evergreen, uncommitted line of credit from Royal Bank of Canada (the “RBC Line” and “RBC”, respectively). Advances under the RBC Line bear interest at a variable annual interest rate of 1 month LIBOR plus 2.25% set at the time of advance for a 30 day term, mature at various dates, and are collateralized by assets held in the Company’s marketable securities account. RBC is not obligated to make any extensions of credit to the Company and availability of funds may be increased or decreased by RBC in its sole and absolute discretion. Prepayment of any outstanding principal under the RBC Line may subject the Company to LIBOR break funding costs.

As of June 30, 2014, the Company was in compliance with all terms and conditions of the RBC Line.

Security State Mortgage

On June 16, 2014, the Company purchased a single family home in Garrison, Minnesota for use as a corporate retreat (the “Garrison Property”) for a purchase price of $285,000, paid with $57,000 of cash and the proceeds of a $228,000 note (the “Security State Mortgage”) advanced by the Security State Bank of Aitkin (“Security State”) and secured by a first mortgage. The loan is payable in 239 equal installments of $1,482 due on the 16th of each month beginning on July 16, 2014 and one irregular installment of $1,482 due on June 16, 2034 (the “maturity date”). The note bears interest at an annual rate equal to the prime rate as published from time to time by The Wall Street Journal plus 0.75%, subject to a floor of 4.75%. Whenever increases occur in the interest rate, Security State, at its option and with notice to the Company, may: (a) increase the Company’s payments to insure the loan will be paid off by the maturity date; (b) increase the Company’s payments to cover accruing interest; (c) increase the number of the Company’s payments; or (d) continue the payments at the same amount and increase the Company’s final payment. The loan may be prepaid in whole or in part at any time without penalty.

As of June 30, 2014, the Company was in compliance with all terms and conditions of the Security State Mortgage.

13.	Ownership

As of June 30, 2014 and December 31, 2013, the Company’s ownership is as presented below:

	Series A Preferred		Common
	Units held	Percent of class	Units held	Percent of class
Timothy S. Krieger	496	100.00%	4,935	99.50%

Summer Enterprises, LLC	–	0.00%	25	0.50%

Total	496	100.00%	4,960	100.00%

14.	Related Party Transactions

Interest expense associated with notes payable to related parties was $9,973 and $75,538 for the three and six month periods ended June 30, 2013. There were no notes payable to a related party for the three and six month periods ending June 30, 2014.

On June 23, 2011, the building in which the Company leases its Lakeville, Minnesota office space was sold to Kenyon Holdings, LLC (“Kenyon”), a company owned by Mr. Krieger and Keith W. Sperbeck, its Vice President of Operations. On January 1, 2013, the Company and Kenyon entered into a five year lease expiring December 31, 2017 for 11,910 square feet at a monthly rent of $12,264. For rent, real estate taxes, and operating expenses, the Company paid Kenyon $37,228, $77,708, $98,851 and $136,638 for the three and six months ended June 30, 2014 and 2013, respectively.

Effective January 1, 2013, in connection with the purchase of David B. Johnson’s units by Mr. Krieger, the Company entered into the NCA with Mr. Johnson, a current governor and former member of the Company, pursuant to which the Company is obligated to pay Mr. Johnson $500,000 in 24 equal monthly installments of $20,833 each. The total amount paid pursuant to the NCA during the three and six month periods ended June 30, 2014 and 2013 was $62,500 and $125,000, respectively.

On March 5, 2013, CEF entered into a 36 month lease for 1,800 square feet of office space in Tulsa, Oklahoma with the Brandon J. and Heather N. Day Revocable Trust at a monthly rent of $3,750. Mr. Day is an employee of CEF, a second-tier subsidiary of the Company. Total rent paid for the three month periods ended June 30, 2014 and 2013 was $11,250, and total rent paid for the six month periods then ended was $22,500 and $18,750, respectively.

In connection with the Company’s initial investment of $1.0 million in Ultra Green (see “Note 10 – Convertible Promissory Note”), the Company paid a 10% commission to Cedar Point Capital, LLC, a registered broker dealer (“Cedar Point”). David Johnson, a member of the Company’s Board of Governors, is the sole owner of Cedar Point. No commissions were paid on the Company’s follow-on investments.

15.	Commitments and Contingencies

FERC Investigation

On October 12, 2011, FERC initiated a formal non-public investigation into TCE’s power scheduling and trading activity in MISO for the period from January 1, 2010 through May 31, 2011.

On June 12, 2014, FERC issued a Notice of Alleged Violations (“NAV”) indicating that the staff of its Office of Enforcement had preliminarily determined that during the period from January 1, 2010 through January 31, 2011, TCPC and certain affiliated companies, including TCE and TCP, and individuals Allan Cho, Jason F. Vaccaro, and Gaurav Sharma, each violated the FERC’s prohibition on electric energy market manipulation by scheduling and trading physical power in MISO to benefit related swap positions that settle based on real-time MISO prices.

The FERC investigation addresses trading activity by former employees of TCPC whose employment contracts were terminated by TCPC on February 1, 2011 in connection with the Company’s reorganization of its Canadian operations. TCE and TCPC have no employees and do not conduct any operations. The allegations in the NAV are preliminary determinations by FERC staff and do not constitute findings by FERC that any violations have occurred.

Because TCP did not employ the identified traders whose actions are the focus of FERC’s investigation, none of the trades or trading at issue were related to TCP. Accordingly, the Company believes that TCP should not have been named as a subject in the NAV.

The Company’s subsidiaries have cooperated with FERC staff during the investigation and intend to continue to work with FERC to resolve the matter.

If a settlement is not reached and violations are ultimately determined to have occurred, FERC has the legal authority to require disgorgement of profits and assess fines of up to $1 million per violation per day.

The Company cannot predict the timing or financial or operational impact that may result from the NAV, including any payments that may result from a settlement if one is reached.

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

In 2013, the former employees brought applications to amend their pleadings to include certain additional TCPC’s U.S. affiliates (“Twin Cities USA”). One of the former employees proceeded with the application and the others were adjourned. The application that proceeded went forward on April 29 and 30, 2013. In a decision dated January 31, 2014, the Court of Queen’s Bench dismissed the applications to add additional parties but allowed certain refinements to the pleadings. Thereafter Twin Cities consented to an amendment of pleadings of the other employees consistent with the Court’s ruling.

Separately, also on January 31, 2014, the Court of Queen’s Bench ordered Twin Cities USA to post security for costs in the sum of C$75,000 together with security for judgment in the sum of C$1,376,726. On February 25, 2014, Twin Cities USA posted the security for costs with the court and filed an appeal in the Court of Appeal of Alberta seeking a stay to set aside the obligation to post security for the judgment. On March 19, 2014, the request for a stay was denied. The appeal on the merits of that application proceeded on June 9, 2014. The appeal was dismissed and in order to preserve its claims and counterclaims against the former employees, Twin Cities USA posted security for the judgment on March 28, 2014 and continues to maintain the security for costs and judgment posted in the Court of Queen’s Bench, pending further order or direction from the Court of Queen’s Bench. Twin Cities USA and TCPC intend to continue to vigorously defend against the allegations and claims of the former employees and filed counterclaims or amended counterclaims for losses suffered and costs incurred in responding to the FERC investigation, inappropriate expenses, and related matters.

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

Now that briefing is completed, it is expected that FERC will issue an order responding to the Court’s remand directive. If FERC affirms its prior order it is expected that some or all of the financial marketer appellants and interveners will again challenge the lawfulness of the decision on rehearing or before the Court of Appeals. If FERC reconsiders its order and finds that the refunds should not have been recouped, or failing that action, if the Court again finds the FERC order unlawful, then some or all of the funds paid to PJM in July 2012 could be returned to the Company. Due to the uncertainty surrounding the outcome of the remand and appeals process, the Company is presently unable to determine a reasonable estimate of the amount, if any, which could be returned.

BOR Charges: During the period from July 2009 to July 2011, due to its participation in PJM, the Company was required to pay certain balancing operating reserve (“BOR”) charges. During the same period, DC Energy, LLC and DC Energy Mid-Atlantic, LLC (collectively, “DC Energy”) were determined to have inappropriately avoided such payments by reporting certain transactions as internal bilateral transactions. A FERC order dated July 12, 2013 on Docket No. EL12-8-001 denied rehearing on a complaint by DC Energy with respect to PJM’s plan to retroactively bill them for these charges. PJM’s settlement reruns associated with these adjustments began in July 2013 and were expected to take approximately six months to complete. Through June 30, 2014, the Company had received refunds totaling $ 611,093 from PJM ($494,771 in 2013 and $116,322 in 2014) that have been recognized as revenue. On April 28, 2014, DC Energy and PJM filed a proposed settlement with FERC which requires approval. This action is still pending, but if approved, would allow the Company to retain the $611,093 that has already been disbursed. If the settlement is not approved by FERC, the Company may be required to return some or all of the funds received with respect to the matter, however, no reserve for such has been recorded as the Company believes the possibility of such to be remote.

Letter of Credit

On June 24, 2014, the Company’s restricted cash balance of $320,188 was returned by the City of Lakeville and a letter of credit in favor of Cyclone Partners, LLC was issued by Vermillion State Bank for the same amount. The note evidencing the letter of credit matures on demand, and advances, up to a maximum of $320,188, bears interest at an annual rate of 5.25%, and are secured by a mortgage on the property being developed and the guaranty of Cyclone. As of June 30, 2014, the Company was in compliance with all terms and conditions of the letter of credit.

Guarantees

In the ordinary course, TCPH provides guarantees for the future obligations of TCP, SUM, and CEF with respect to their participation in PJM, NYISO, MISO, and ERCOT. On April 8, 2014, the Company cancelled its guarantee for the benefit of PJM with respect to CEF. On April 14, 2014, TCPH increased its guarantee for the benefit of MISO to $2,000,000. As of June 30, 2014, such guarantees were in an unlimited amount for PJM, an unlimited amount for NYISO, up to $2,000,000 for MISO, and up to $5,000,000 for ERCOT.

On August 12, 2013, the Company entered into a corporate guaranty in favor of Noble Americas Energy Solutions LLC (“Noble”), pursuant to which, the Company has agreed, among other things, to guarantee, up to a maximum of $1.0 million plus any costs of enforcement or collection, the prompt and complete payment of all amounts owed to Noble by TSE related to any transactions between TSE and Noble.

On April 25, 2014, the Company entered into a corporate guaranty in favor of Noble pursuant to which the Company has agreed, among other things, to guarantee, up to a maximum of $1.0 million plus any costs of enforcement or collection, the prompt and complete payment of all amounts owed to Noble by DEG related to any transactions between DEG and Noble.

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

Trading profits and sales are classified as “foreign” or “domestic” based on the location where the trade or sale originated. For the three and six month periods ended June 30, 2014 and the year ended December 31, 2013, all such transactions were “domestic.” Furthermore, the Company has no long-lived assets in foreign jurisdictions.

These segments are managed separately because they operate under different regulatory structures and are dependent upon different revenue models. The performance of each is evaluated based on the operating income or loss generated.

Certain amounts reported in prior periods have been reclassified to conform to the current period’s presentation.

Information on segments for the three and six month periods ended June 30, 2014 is as follows:

	Wholesale Trading	Retail Energy Services	Real Estate Development	Corporate, Net of Eliminations	Consolidated Total
Six Months Ended June 30, 2014
Wholesale trading	$26,814,046	$2,050,478	$–	$–	$28,864,524
Retail energy services	–	5,126,548	–	–	5,126,548

Revenues, net	26,814,046	7,177,026	–	–	33,991,072

Costs of retail electricity sold	–	6,267,307	–	–	6,267,307
Retail sales and marketing	–	151,395	–	–	151,395
Compensation and benefits	11,968,223	166,449	–	788,469	12,923,141
Professional fees	1,433,996	494,902	–	569,298	2,498,196
Other general and administrative	2,334,691	603,047	59,555	(1,329,422)	1,667,871
Trading tools and subscriptions	407,914	191,876	1,468	28,163	629,421
Operating costs and expenses	16,144,824	7,874,976	61,023	56,508	24,137,331
Operating income (loss)	$10,669,222	$(697,950)	$(61,023)	$(56,508)	$9,853,741

Capital expenditures	$15,218	$686,621	$56,505	$91,490	$849,834

Three Months Ended
June 30, 2014
Wholesale trading	$1,604,526	$238,273	$–	$–	$1,842,799
Retail energy services	–	2,226,834	–	–	2,226,834

Revenues, net	1,604,526	2,465,107	–	–	4,069,633

Costs of retail electricity sold	–	1,677,901	–	–	1,677,901
Retail sales and marketing	–	22,953	–	–	22,953
Compensation and benefits	1,757,726	91,167	–	439,089	2,287,982
Professional fees	915,723	214,471	–	235,140	1,365,334
Other general and administrative	1,175,642	314,131	35,327	(687,561)	837,539
Trading tools and subscriptions	217,051	101,247	693	17,228	336,219
Operating costs and expenses	4,066,142	2,421,870	36,020	3,896	6,527,928
Operating income (loss)	$(2,461,616)	$43,237	$(36,020)	$(3,896)	$(2,458,295)

Capital expenditures	$12,531	$3,527	$34,226	$72,091	$122,375

Information on segments at June 30, 2014 is as follows:

	Wholesale Trading	Retail Energy Services	Real Estate Development	Corporate, Net of Eliminations	Consolidated Total
At June 30, 2014
Identifiable Assets
Cash - unrestricted	$1,554,737	$772,301	$–	$648,542	$2,975,580
Cash in trading accounts	16,607,136	932,520	–	–	17,539,656
Accounts receivable - trade	1,051,248	1,069,788	–	852	2,121,888
Marketable securities	–	–	–	1,074,149	1,074,149
Prepaid expenses and other assets	109,122	122,775	–	187,473	419,370
Total current assets	19,322,243	2,897,384	–	1,911,016	24,130,643

Property, equipment, and furniture, net	73,698	61,155	–	624,246	759,099

Intangible assets, net	–	421,759	–	125,000	546,759
Deferred financing costs, net	–	–	–	282,488	282,488
Cash - restricted	–	–	–	1,319,371	1,319,371
Land held for development	–	–	520,486	–	520,486
Investment in convertible notes	–	–	–	1,128,861	1,128,861
Total assets	$19,395,941	$3,380,298	$520,486	$5,390,982	$28,687,707

Identifiable Liabilities and Equity
Current portion of:
Borrowings under line of credit	$–	$–	$–	$700,000	$700,000
Senior notes payable	–	–	–	6,948	6,948
Subordinated notes	–	–	–	6,445,322	6,445,322
Accounts payable - trade	514,310	476,996	12,033	575,684	1,579,023
Accrued expenses	–	880,284	–	43,150	923,434
Accrued compensation	1,609,515	–	–	15,000	1,624,515
Accrued interest	–	–	–	634,753	634,753
Obligations under non-competition agreement	–	–	–	125,000	125,000
Total current liabilities	2,123,825	1,357,280	12,033	8,545,857	12,038,995

Senior notes payable	–	–	–	221,052	221,052
Subordinated notes	–	–	–	6,323,628	6,323,628
Total liabilities	2,123,825	1,357,280	12,033	15,090,537	18,583,675

Investment in subsidiaries	4,084,136	5,628,047	638,553	(10,350,736)	–

Series A preferred equity	–	–	–	2,745,000	2,745,000
Common equity	12,631,844	(3,719,227)	(130,100)	(2,157,722)	6,624,795
Accumulated other comprehensive income	556,136	114,198	–	63,903	734,237

Total members' equity	17,272,116	2,023,018	508,453	(9,699,555)	10,104,032

Total liabilities and equity	$19,395,941	$3,380,298	$520,486	$5,390,982	$28,687,707

Information on segments for the three and six month periods ended June 30, 2013 is as follows:

	Wholesale Trading	Retail Energy Services	Real Estate Development	Corporate, Net of Eliminations	Consolidated Total
Six Months Ended June 30, 2013
Wholesale trading	$14,588,866	$–	$–	$–	$14,588,866
Retail energy services	–	3,035,358	–	–	3,035,358
Revenues, net	14,588,866	3,035,358	–	–	17,624,224

Costs of retail electricity sold	–	3,282,302	–	–	3,282,302
Retail sales and marketing	–	425	–	–	425
Compensation and benefits	5,379,839	85,180	–	913,382	6,378,401
Professional fees	2,693,272	124,740	–	681,820	3,499,832
Other general and administrative	2,535,885	409,207	–	(1,613,622)	1,331,470
Trading tools and subscriptions	451,757	17,615	–	16,595	485,967

Operating costs and expenses	11,060,753	3,919,469	–	(1,825)	14,978,397

Operating income (loss)	$3,528,113	$(884,111)	$–	$1,825	$2,645,827

Capital expenditures	$30,549	$–	$–	$26,774	$57,323

Three Months Ended
June 30, 2013
Wholesale trading	$7,791,798	$–	$–	$–	$7,791,798
Retail energy services	–	1,598,029	–	–	1,598,029
Revenues, net	7,791,798	1,598,029	–	–	9,389,827

Costs of retail electricity sold	–	1,597,920	–	–	1,597,920
Retail sales and marketing	–	37	–	–	37
Compensation and benefits	2,266,026	43,619	–	468,144	2,777,789
Professional fees	2,088,328	75,222	–	409,094	2,572,644
Other general and administrative	1,447,826	151,630	–	(900,038)	699,418
Trading tools and subscriptions	242,421	12,162	–	8,764	263,347

Operating costs and expenses	6,044,601	1,880,590	–	(14,036)	7,911,155

Operating income (loss)	$1,747,197	$(282,561)	$–	$14,036	$1,478,672

Capital expenditures	$14,001	$–	$–	$15,448	$29,449

17.	Subsequent Events

From July 1 to August 11, 2014, the Company sold additional Subordinated Notes totaling $1,303,228 with a weighted average term of 34.9 months and bearing a weighted average interest rate of 12.63%.

On July 2, 2014, the Company invested $400,000 in a privately placed Convertible Promissory Note, convertible into Series C Preferred Shares (the “C Note”) issued by Ultra Green. Effective as of the same date, the principal of the Short Term Notes was also converted into the C Note, bringing the total principal amount of the C Note owned by the Company to $500,000. The C Note will mature on December 31, 2019 and bears interest at a fixed rate of 10% per annum. Interest will accrue until June 30, 2015, at which time all accrued and unpaid interest will become due and payable. Thereafter, interest will be due and payable on a quarterly basis.

The outstanding principal and accrued interest on the C Note may be converted into shares of Ultra Green’s Series C Preferred Stock (the “Series C”) on its maturity date at the option of the Company at an initial conversion price of $1.00 per share, as adjusted. In addition, at any time prior to or at maturity and upon the affirmative vote of the holders of 66.625% of the aggregate outstanding principal amount of the C Notes, all of the C Notes will convert into shares of Series C at the conversion price of $1.00 per share.

Each share of Series C is convertible into 100 Ultra Green common shares for an initial conversion price of $0.01 per share. The Series C shall have voting rights on an “as-converted” basis, voting with the common stock on any matter presented to the shareholders of the Company for their action or consideration at any shareholder meeting, or by written consent in lieu thereof.

At the conclusion of the C Note Offering, anticipated to be on or about August 31, 2014 (subject to a 90 day extension) and assuming all notes offered are sold (excluding any sales of the placement agent’s overallotment), and excluding options and warrants for 7,810,000 shares with exercise prices in excess of $0.50, Ultra Green will have 1,009,047,334 fully diluted common and common-equivalent shares outstanding. Assuming no additional issuances of common or common-equivalents to others, conversion of the principal amount of its B and C Notes to Series C shares, conversion of the Series C into common shares, and the exercise of the option described above, the Company would own 200,000,000 common shares or 19.82% of the fully diluted shares outstanding.

On July 31, 2014, the Company was informed by the Internal Revenue Service that its 2012 return was accepted with no adjustments.

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

Since 1978, the investor–owned portion of the industry has been undergoing a massive restructuring process with the passage of the Public Utilities Regulatory Policy Act. PURPA stimulated development of renewable energy sources and co-generation and laid the groundwork for deregulation and competition by opening wholesale power markets to non-utility producers for the first time.

Today, the industry includes any entity producing, selling, distributing, or trading electricity. As of the end of 2012, utilities numbered over 2,100 and included investor-owned, publicly-owned, cooperative, and federal entities - investor-owned utilities accounted for more than 71% of the industry’s revenues, unit sales, and customers. There were also about 110 non-utility power producers. Power marketers and retail energy providers do not own any generation, transmission, or distribution assets but buy and sell in wholesale and retail markets. Other wholesale market participants include banks, hedge funds, private equity firms, and trading houses

Overall, according to EIA data for 2012 (the most recent available), the U.S. electric power industry generated and sold 3,695 GWh at retail (down 1.5% from 2011) for a little more than $363.6 billion (down 2.0%) to over 145 million residential, commercial, industrial, and transportation customers (up 0.5%). In 2012, the average U.S. retail electricity price was 9.84¢/kWh - residential customers paid 11.88¢/kWh, commercial users paid 10.09¢/kWh, and industrial and transportation consumers paid 6.70¢/kWh.

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

One of the unique aspects of ISO electricity markets is the availability of “locational marginal prices” (“LMPs”), also known as “nodal pricing”. The theoretical price of electricity at each node on the network is calculated based on the assumptions that one additional kilowatt-hour is demanded at the node in question, and that the marginal cost to the system that would result from the optimized re-dispatch of available generating units to serve the load can establish the production cost of the additional energy. LMPs are typically quoted on a “real-time” and “day-ahead” basis. In the real-time market, prices at specific nodes on the grid are updated every 5 minutes based on current and targeted supply and demand. Day-ahead prices are for power to be delivered at a specified hour and transmission point during the next day.

LMPs vary by time and location due to physical system limitations, congestion, and loss factors; however, in an unconstrained system with no losses, all LMPs would be equal. This means that LMPs can be conceptually separated into three components - an energy price, a congestion component, and a loss component.

As generators are dispatched to meet load, the energy transfer capacity of transmission lines is used. Bulk power systems must be operated to allow for continuity of supply even if a contingent event, like the loss of a line, generator, or transformer were to occur. At times, transmission lines may also reach their maximum thermal capacity. These “security constraints”, also known as “congestion”, limit the ability to use the least expensive generation. In other words, when constraints exist on a transmission network, there is a need for more expensive generation to be used, and separate prices on either side of a node give rise to congestion pricing to relieve the constraint and reduce line loadings.

Finally, since transmission lines act as resistors to the flow of energy, to receive a specific quantity at a particular destination, more than the expected quantity must be injected into the line at origination to compensate for losses.

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

WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
PA
NY
VT
NH
ME
MA
CT
RI
NJ
DE
MD
DC
AK
HI
0 500 Miles
0 500 Km
0 100 Miles
0 100 Km
0 500 Miles
0 500 KM

Unbundling of consumer electric bills in restructured markets made many aware for the first time exactly what they were paying for. In general, the bills of retail electricity customers include numerous charges that can be classified into three major categories – generation, delivery, and governmental policy costs, such as universal service, lifeline service, energy efficiency programs, and sales and use taxes. On average between 2000 and 2012, energy and delivery accounted for about 67% and 33%, respectively, of the average retail price excluding policy costs. Of course, these percentages fluctuate from year to year and state to state, primarily due to wholesale energy market conditions, weather, and state rules. The regulated portions of formerly vertically-integrated utilities, now generally known as electric or local distribution companies (“EDCs” or “LDCs”) are responsible for delivering power, billing consumers, and resolving any service issues, but customers can shop around and buy power from any licensed supplier or broker doing business in the state, hence “retail choice”.

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

Company Overview

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

The following shows our organizational structure as of June 30, 2014 (active entities only):

Twin Cities Power Holdings, LLC ("TCPH")
Twin Cities Power, LLC ("TCP")
Cygnus Partners, LLC ("CP")
Retail Energy Holdings, LLC ("REH")
Cyclone Partners, LLC ("Cyclone")
Summit Energy, LLC ("SUM")
Cygnus Energy Futures, LLC ("CEF")
Town Square Energy, LLC ("TSE")
Chesapeake Trading Group, LLC ("CTG")
Discount Energy Group, LLC ("DEG")
Minotaur Energy Futures, LLC ("MEF")

Key: Orange – Holding Company; Green – Wholesale Energy Trading; Light Blue – Retail Energy Services; Gray – Real Estate Development

Wholesale Trading

In general, the Company’s trading activities are characterized by the acquisition of electricity or other energy-related commodities at a given location and its delivery to another. “Financial” transactions settle in cash in an amount equal to the difference between the purchase and sale prices, while “physical” transactions are settled by the delivery of the commodity. ISO-traded financial contracts are also known as “virtual” trades, are outstanding overnight, and settle the next day. The Company also trades electricity and other energy derivatives on ICE, NGX, and CME and may hold an open interest in these contracts overnight or longer.

Retail Energy Services

On June 29, 2012, TCP acquired certain assets and the business of Community Power & Utility LLC, a retail energy supplier serving residential and small commercial markets in Connecticut. The business was re-named TSE, and beginning on July 1, 2012, the Company began selling electricity to retail accounts. During late 2012 and early 2013, TSE applied for retail electricity supplier licenses for the states of Massachusetts, New Hampshire, and Rhode Island which were issued on various dates in 2013. On January 2, 2014, the Company acquired DEG, a retail energy business licensed by the states of Maryland, New Jersey, Pennsylvania, and Ohio.

Consequently, the retail markets in which the Company expects to compete in 2014 include at least the following states: Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania, Ohio, and Rhode Island; however, projected margins in specific states and utility service territories will ultimately determine where the Company will deploy its retail marketing resources and obtain customers.

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

Our retail operations follow ASC 815, Derivatives and Hedging (“ASC 815”) guidance that permits “hedge accounting”. To qualify for hedge accounting, the relationship between the “hedged item” (say power purchases for a given delivery zone) and a derivative used as a “hedging instrument” (say, a swap contract for future delivery of electricity at a related hub), must meet extensive documentation requirements and hedge effectiveness and ineffectiveness must be assessed and measured on an on-going basis. For these derivatives “designated” as cash flow hedges, the effective portion of any change in the hedging instrument’s fair value is recorded as other comprehensive income and deferred until the change in value of the hedged item is recognized in earnings. Our risk management policies also permit the use of undesignated derivatives which we refer to as “economic hedges”. For an undesignated economic hedge, all changes in the derivative financial instrument’s fair value are recognized currently in revenues.

For the three and six months ended June 30, 2014 and 2013, financial and virtual electricity represented 100% of our total trading volume in FERC-regulated markets, that is, we traded no physical power during these periods in our wholesale segment.

The table below details our open derivative contracts held for trading purposes, as undesignated, economic hedges by our retail segment, and as cash flow hedges by our retail segment as of June 30, 2014:

Open Derivative Contracts

As of June 30, 2014

					Fair Value
Segment and contract type	Hub or zone	Delivery period	Final settlement	Energy (MWh)	Asset	Liability
Wholesale Trading
Electricity future	MISO Indiana Hub peak	daily	daily	(2,400)	$–	$2,200
Electricity future	ERCOT North zone peak	daily	daily	800	120	–
Electricity future	PJM West Hub peak	daily	daily	20,000	66,480	–
Electricity future	Alberta ext off peak	Jul 2014	8/4/14	1,240	–	47,120
Electricity future	Alberta ext off peak	Oct 2014	11/4/14	33,480	–	1,227,042
Electricity future	Alberta ext off peak	Oct 2014	11/4/14	66,960	1,714,176	–
Electricity future	Alberta ext off peak	Nov 2014	12/4/14	2,400	–	81,600
Electricity future	Alberta ext off peak	Nov 2014	12/4/14	4,800	74,400	–
Subtotals, wholesale trading segment				127,280	1,855,176	1,357,962

Retail Energy Services - Economic Hedges
Electricity futures	PJM West Hub	Q3 2014	various	4,296	2,803	1,440
Electricity futures and options	NYISO Zone G and PJM West Hub	Q4 2014	various	47,615	70,674	91,110
Electricity futures	PJM West Hub	Q1 2015	various	10,795	83,652	–
Electricity futures	PJM West Hub	Q2 2015	various	10,920	4,736	40,514
Electricity futures	PJM West Hub	Q3 2015	various	11,040	13,624	25,762
Electricity futures	PJM West Hub	Q4 2015	various	16,545	8,888	47,429
Subtotals, retail energy services segment, economic hedges				101,211	184,376	206,255

Retail Energy Services - Designated Cash Flow Hedges
Electricity futures	ISO-NE Mass Hub and Connecticut Zone	Q3 2014	various	23,600	116,294	70,456
Electricity futures	ISO-NE Mass Hub	Q4 2014	various	10,845	224,274	40,308
Electricity futures	ISO-NE Mass Hub	Q2 2015	various	14,280	10,824	69,642
Electricity futures	ISO-NE Mass Hub	Q3 2015	various	18,480	75,480	132,268
Subtotals, retail energy services segment, cash flow hedges				67,205	426,872	312,674
Totals				295,696	$2,466,424	$1,876,891

The table below details our open derivative contracts held for trading purposes, as undesignated, economic hedges by our retail segment, and as cash flow hedges by our retail segment as of December 31, 2013:

Open Derivative Contracts Held for Trading or as Economic Hedges

As of December 31, 2013

					Fair Value
Segment and contract type	Hub or zone	Delivery period	Final settlement	Energy (MWh)	Asset	Liability
Wholesale Trading
Electricity future	PJM West Hub peak	Dec 2013	1/3/14	4,000	$–	$17,240
Electricity future	PJM West Hub peak	Dec 2013	1/3/14	16,800	–	34,608
Electricity future	PJM West Hub peak	Dec 2013	1/3/14	800	–	400
Electricity future	PJM West Hub peak	daily	1/6/14	1,600	–	3,200
Electricity future	AESO ext peak	Feb 2014	3/4/14	40,320	–	596,137
Electricity future	AESO ext off peak	Feb 2014	3/4/14	19,040	614,592	–
Electricity future	AESO ext off peak	Mar 2014	4/5/14	1,240	–	35,571
Subtotals, wholesale trading segment				83,800	614,592	687,156

Retail Energy Services - Economic Hedges
Electricity futures	ISO-NE Mass Hub, NYISO Zone G, and PJM West Hub	Q1 2014	various	22,200	60,226	36,724
Electricity futures	PJM West Hub	Q2 2014	various	5,120	1,932	7,660
Electricity futures	PJM West Hub	Q3 2014	various	5,120	40,856	4,872
Electricity futures	PJM West Hub	Q3 2014	various	5,120	–	21,416
Subtotals, retail energy services segment, economic hedges				37,560	103,014	70,672

Retail Energy Services - Designated as Cash Flow Hedges
Electricity futures	ISO-NE Mass Hub	Q1 2014	various	12,200	289,338	–
Electricity futures	ISO-NE Mass Hub	Q2 2014	various	8,560	2,436	24,564
Electricity futures	ISO-NE Mass Hub	Q3 2014	various	5,120	11,588	251
Electricity futures	ISO-NE Mass Hub	Q4 2014	various	6,880	113,948	35,880
Subtotals, retail energy services segment, cash flow hedges				32,760	$417,310	$60,695
Totals				154,120	$1,134,916	$818,523

Results of Operations

Three Months Ended June 30, 2014 and 2013

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Three Months Ended June 30,
	2014		2013		Increase (decrease)
Dollars in thousands	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Wholesale trading revenue, net	$1,843	45.3%	$7,792	83.0%	$(5,949)	-76.3%
Retail electricity revenue	2,227	54.7%	1,598	17.0%	629	39.4%
Net revenue	4,070	100.0%	9,390	100.0%	(5,320)	-56.7%

Operating costs & expenses
Cost of retail electricity sold	1,678	41.2%	1,598	17.0%	80	5.0%
Retail sales and marketing	23	0.6%	–	0.0%	23	na
Compensation and benefits	2,288	56.2%	2,778	29.6%	(490)	-17.6%
Professional fees	1,365	33.5%	2,573	27.4%	(1,208)	-46.9%
Other general & administrative	838	20.6%	699	7.4%	139	19.9%
Trading tools & subscriptions	336	8.2%	263	2.7%	73	27.8%
Total operating expenses	6,528	160.4%	7,911	84.2%	(1,383)	-17.5%

Operating income (loss)	(2,458)	-60.4%	1,479	15.8%	(3,937)	-266.2%

Interest expense	(514)	-12.6%	(360)	-3.8%	(154)	42.8%
Interest income	43	1.1%	8	0.0%	35	437.5%
Loss on foreign currency
exchange	(261)	-6.4%	(1)	0.0%	(260)	26000.0%
Other income	3	0.1%	–	0.0%	3	na
Other expense, net	(730)	-18.0%	(353)	-3.8%	(377)	106.7%

Income (loss) before income taxes	(3,188)	-78.4%	1,126	12.0%	(4,314)	-383.1%
Income tax provision (benefit)	–	-0.1%	9	0.1%	(9)	-100.0%

Net income (loss)	(3,188)	-78.3%	1,117	11.9%	(4,305)	-385.4%

Preferred distributions	(137)	-3.4%	(137)	-1.5%	–	0.0%

Net income (loss) attributable to common	$(3,325)	-81.7%	$980	10.4%	$(4,305)	-439.2%

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

According to NOAA data, for the three months ended June 30, 2014, heating degree-days for the U.S. were 482 or 6% below the figure for the same period in 2013 of 512 and 2% below the 30 year normal of 493. Cooling degree-days during the second quarter of 2014 totaled 387 compared to 370 in 2013 and a normal of 376, making the quarterly period about 5% warmer than last year and about 3% warmer than normal.

During the second quarter of 2014, the Henry Hub natural gas spot price averaged $4.60/MCF, 15% above 2013’s $4.01 mark and 23% above the 5 year average price of $3.74. Supplies of gas during 2014 were adequate. Weekly storage levels averaged 1,308 BCF or 37% less than in 2013’s level of 2,084 BCF and 41% lower than the 5 year average of 2,225.

	Three Months Ended June 30,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2014	2013	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	482	512	493	(30)	-6%	(11)	-2%
Cooling degree-days	387	370	376	17	5%	11	3%
Avg temperature (°F)	60.8°F	60.3°F	61.7°F	0.5°F	1%	-0.8°F	-1%

Natural Gas
Henry Hub spot price ($/MCF)	4.60	4.01	3.74	0.59	15%	0.86	23%
Working gas in underground storage, Lower 48 states, EIA weekly estimates (BCF)	1,308	2,084	2,225	(776)	-37%	(917)	-41%

__________

1 - "LTA" abbreviates long term average. For weather data, the 30 year period is 1984-2013 and for natural gas the 5 year period is 2009-2013.

The average for the PJM West Peak price during the three months ended June 30, 2014 was $50.48/MWh with a standard deviation of $7.95 resulting in a coefficient of variation of 16%, compared to $44.04/MWh, $7.40, and 17% for the same period in 2013. As shown by the table below, price levels and volatility were generally about the same in the 2014 period as compared to 2013.

	Three Months Ended June 30,
			Increase (decrease)
PJM West Hub Peak Day Ahead	2014	2013	Units	Percent

Price ($/MWh)
Average	50.48	44.04	6.44	15%
Maximum	80.65	76.88	3.77	5%
Minimum	37.83	33.22	4.61	14%
Standard deviation	7.95	7.40	0.56	8%
Coefficient of variation (stdev ÷ avg)	16%	17%	-1%	-6%

Daily percentage changes
Average	1.0%	0.8%	0.2%	27%
Maximum	37.3%	41.0%	-3.7%	-9%
Minimum	-30.9%	-46.6%	15.7%	-34%
Standard deviation	12.5%	11.9%	0.7%	6%

Number of days
Up 10% or more	18	12	6	50%
Between 10% up and 10% down	33	42	(9)	-21%
Down 10% or more	13	10	3	30%

During the second quarter, we hired eight new traders, bringing the total to 27 as of June 30, 2014. We also began trading financial transmission rights (“FTRs”) in the MISO market.

Largely as a result of these factors, primarily the lack of market turbulence and price volatility, for the three months ended June 30, 2014, net trading revenue decreased by $5,949,000 or 76.3% to $1,843,000 compared to $7,792,000 for the same period in 2013.

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

In the second quarter of 2014, in addition to the designated hedges described below in “costs of retail electricity sold” to which hedge accounting was applied, we also used certain derivative contracts to which hedge accounting was not applied as economic hedges to reduce our exposure to higher costs. Consequently, the gain on these contracts is reported as “wholesale trading revenue, net”. For the three months ended June 30, 2014 and 2013, we recorded wholesale trading revenues of $238,000 and $0, respectively, in our retail energy services segment.

During the second quarter of 2014, exclusive of these gains on economic hedges, we recognized retail sales revenue of $2,227,000 compared to $1,598,000 for 2013, up 39%, principally as a result of increased prices, an increased customer count, and the recording of additional retail sales of $465,000 due to a change in estimate. See also “Note 16 – Segment Information” to our Consolidated Financial Statements.

The following table summarizes the key operating statistics of our retail business.

	For/At Three Months Ended June 30,
			Increase (decrease)
Key Operating Statistics	2014	2013	Units	Percent

Revenues ($000s)	2,227	1,598	629	39.4%
Unit sales (MWh)	20,044	21,365	(1,321)	-6.2%
Average retail price (¢/kWh)	11.11	7.48	3.63	48.5%
Customers receiving service, EoP	9,808	9,281	527	5.7%
New customer sign-ups, net of (drops)	3,865	2,081	1,784	85.7%
Avg daily sign-ups (drops)	42	23	20	85.7%

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

During the three months ended June 30, 2014, the Company recorded no revenue or income but capitalized a total of $34,226 of costs associated with its real estate development activities.

Costs of retail electricity sold: Our costs of electricity sold includes the cost of purchased power, EDC service fees, renewable energy certificates, bad debt expense, and gains net of losses and commissions on derivative contracts used to hedge power purchase costs. For the three months ended June 30, 2014, the Company purchased electricity sold to retail customers in ISO-NE’s and PJM’s wholesale markets and from certain other wholesale suppliers. The Company is required to maintain cash deposits in separate accounts to meet our wholesale energy vendors’ financial assurance requirements to purchase energy, ancillary services, and capacity which amount is included in “cash in trading accounts”.

During the second quarter of 2014, we fixed part of the cost of the energy sold to our customers using 9,283 MWh of forward physical purchases and 16,040 MWh of derivatives designated as cash flow hedges. For the three months ended June 30, 2014 and 2013, our designated hedges had the effect of increasing cost of retail electricity sold by $152,956 and $172,460, respectively.

As shown by the Open Derivative Contracts table on page 44, as of June 30, 2014, we had designated 67,205 MWh of electricity futures as hedges against the cost of expected 2014 and 2015 electricity purchases. $114,198, representing the net gain on the effective portion of the hedge, was deferred in accumulated other comprehensive income and $229,804 and $(115,606) of this amount is expected to be reclassified to cost of retail electricity sold by December 31, 2014 and 2015, respectively.

For the three months ended June 30, 2014, our cost of retail electricity sold, net of gains on designated hedges, increased by $80,000 or 5.0% to $1,678,000 compared to $1,598,000 for the same period in 2013.

Compensation and benefits: Salaries, wages, and related expenses such as employee benefits and payroll taxes consist primarily of base and incentive compensation paid to our administrative officers, energy traders, and other employees.

Even though we hired additional traders in the second quarter of 2014, for the three months ended June 30, 2014, salaries, wages, and related costs decreased by $490,000 or 17.6% to $2,288,000 compared to $2,778,000 for the same period in 2013. A substantial portion of our personnel expense is directly related to the revenue we record, since our traders’ compensation is tied to revenue production.

Professional fees: Professional fees consist of legal expenses, audit fees, tax compliance reporting service fees, and other fees paid for outside consulting services.

For the second quarter of 2014, professional fees decreased by $1,208,000 or 46.9% to $1,365,000 compared to $2,573,000 for the same period in 2013, primarily because of higher consulting fees incurred in the comparable 2013 period.

Other general and administrative: Other general and administrative expenses consist of rent, depreciation, amortization, travel, outside retail marketing and customer service costs, and all other direct office support expenses.

For the three months ended June 30, 2014, these costs increased by approximately $139,000 to $838,000 compared to $699,000 for the same period in 2013. The increase was primarily related to an increase in amortization expense by $59,000 to $139,000 from $80,000 due to the amortization of certain intangible assets acquired in connection with the DEG acquisition. Also, with the DEG acquisition the entity has accumulated its own general and administrative expenses that did not exist in the same period in 2013. The Company also continues to incur marketing costs and administrative expenses associated with the Notes Offering.

Trading tools and subscriptions: Trading tools and subscriptions consist primarily of amounts paid for services that provide weather reports and forecasting, electrical load forecasting, congestion analysis and other factors relative to electricity production and consumption.

For the period ended June 30, 2014, trading tools and subscriptions expense increased by $73,000 or 27.8% to $336,000 compared to $263,000 for the same period in 2013, primarily due to the acquisition of DEG.

Other income (expense): Other expense, net of other income, increased by $377,000 to $730,000 for 2014 compared to $353,000 for 2013. As the principal component of other expense, interest expense increased by $154,000 to $514,000 for the three months from $360,000 during the same period in 2013. The increase was attributed primarily to an increase in outstanding debt of $1,909,000 for the three months ended June 30, 2014 compared to an increase of $1,535,000 for the three months ended June 30, 2013.

Preferred distributions: During the second quarters of 2014 and 2013, we distributed $137,000 to preferred unit holders.

Six Months Ended June 30, 2014 and 2013

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Six Months Ended June 30,
	2014		2013		Increase (decrease)
Dollars in thousands	Dollars	Percent	Dollars	Percent	Dollars	Percent

Revenue
Wholesale trading revenue, net	$28,865	84.9%	$14,589	82.8%	$14,276	97.9%
Retail electricity revenue	5,127	15.1%	3,035	17.2%	2,092	68.9%
Net revenue	33,991	100.0%	17,624	100.0%	16,367	92.9%

Operating costs & expenses
Cost of retail electricity sold	6,267	18.4%	3,282	18.6%	2,985	91.0%
Retail sales & marketing	151	0.4%	–	0.0%	151	na
Compensation & benefits	12,923	38.0%	6,378	36.2%	6,545	102.6%
Professional fees	2,498	7.3%	3,500	19.9%	(1,002)	-28.6%
Other general & administrative	1,668	4.9%	1,331	7.6%	337	25.3%
Trading tools & subscriptions	629	1.9%	486	2.8%	143	29.4%
Total operating expenses	24,137	71.0%	14,977	85.0%	9,160	61.2%

Operating income (loss)	9,854	29.0%	2,647	15.0%	7,207	272.3%

Interest expense	(982)	-2.9%	(709)	-4.0%	(273)	38.4%
Interest income	55	0.2%	16	0.1%	39	243.8%
Loss on foreign currency exchange	(261)	-0.8%	–	0.0%	(261)	na
Other income	3	0.0%	–	0.0%	3	na
Other income (expense), net	(1,184)	-3.5%	(693)	-3.9%	(491)	70.9%
Income (loss) before income taxes	8,670	25.5%	1,954	11.1%	6,716	343.7%
Income tax provision (benefit)	–	0.0%	9	0.1%	(9)	-100.0%
Net income (loss)	8,670	25.5%	1,945	11.0%	6,725	345.8%

Preferred distributions	(275)	-0.8%	(275)	-1.6%	–	0.0%
Net income (loss) attributable to common	$8,395	24.7%	$1,670	9.5%	$6,725	402.7%

Wholesale trading revenue, net: Market conditions in the first half of 2014 were exceptionally favorable for us during the first quarter and adverse in the second. We successfully capitalized on the exceptional market volatility brought about by the “polar vortex”, which largely disappeared in the April to June period.

According to NOAA data, for the six months ended June 30, 2014, heating degree-days for the U.S. were 2,974 or 7% above the figure for the same period in 2013 of 2,767 and 12% above the 30 year normal of 2,664. Cooling degree-days during the six months ended June 30, 2014 totaled 418 compared to 402 in 2013 and a normal of 411, making the year the year to date about 1% cooler than last year and about 4% cooler than normal.

During the first six months of 2014, the Henry Hub natural gas spot price averaged $4.88/MCF, 30% above 2013’s $3.76 mark and 27% above the 5 year average price of $3.85. Supplies of gas during 2014 were adequate. Weekly storage levels averaged 1,470 BCF or 35% less than in 2013’s level of 2,253 and 35% lower than the 5 year average of 2,258.

	Six Months Ended June 30,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2014	2013	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	2,974	2,767	2,664	207	7%	310	12%
Cooling degree-days	418	402	411	16	4%	7	2%
Avg temperature (°F)	47.6°F	48.1°F	49.6°F	-0.5°F	-1%	-2.0°F	-4%

Natural Gas
Henry Hub spot price ($/MCF)	4.88	3.76	3.85	1.12	30%	1.03	27%
Working gas in underground storage, Lower 48 states, EIA weekly estimates (BCF)	1,470	2,253	2,258	(782)	-35%	(788)	-35%

________

1 - "LTA" abbreviates long term average. For weather data, the 30 year period is 1984-2013 and for natural gas the 5 year period is 2009-2013.

The average for the PJM West Peak price during the six months ended June 30, 2014 was $76.28/MWh with a standard deviation of $73.43 resulting in a coefficient of variation of 96%, compared to $42.57/MWh, $8.32, and 20% for the same period in 2013. As shown by the table below, price levels and volatility were generally much higher in the 2014 period as compared to 2013.

	Six Months Ended June 30,
			Increase (decrease)
PJM West Hub Peak Day Ahead	2014	2013	Units	Percent

Price ($/MWh)
Average	76.28	42.57	33.72	79%
Maximum	655.75	77.67	578.07	744%
Minimum	37.15	29.70	7.45	25%
Standard deviation	73.43	8.32	65.11	783%
Coefficient of variation (stdev ÷ avg)	96%	20%	77%	393%

Daily percentage changes
Average	4.9%	0.7%	4.1%	550%
Maximum	200.3%	41.0%	159.3%	388%
Minimum	-78.1%	-46.6%	-31.6%	68%
Standard deviation	34.7%	11.8%	22.8%	193%

Number of days
Up 10% or more	40	25	15	60%
Between 10% up and 10% down	50	81	(31)	-38%
Down 10% or more	37	21	16	76%

Largely as a result of these factors, for the six months ended June 30, 2014, net trading revenue increased by $14,276,000 or 97.9% to $28,865,000 compared to $14,589,000 for the same period in 2013.

Retail electricity sales: During the six months ended June 30, 2014, we recognized retail sales revenue of $5,127,000 compared to $3,035,000 for 2013, up 68.9%, principally as a result of increases in the amount of energy used per customer, increased prices, an increased customer count, and a change in revenue estimate.

For the six month period ended June 30, 2014, in addition to the designated hedges described below in "costs of retail electricity sold" to which hedge accounting was applied, we also used certain derivative contracts to which hedge accounting was not applied as economic hedges to reduce our exposure to higher costs. Consequently, the gain on these contracts is reported as "wholesale trading revenue, net". For the six month period ended June 30, 2014 and 2013, we recorded wholesale trading revenues of $2,050,478 and $0, respectively, in our retail energy services segment.

The following table summarizes the key operating statistics of our retail business for the first half of 2014.

	For/At Six Months Ended June 30,
			Increase (decrease)
Key Operating Statistics	2014	2013	Units	Percent

Revenues ($000s)	5,127	3,035	2,092	68.9%
Unit sales (MWh)	47,203	40,464	6,739	16.7%
Average retail price (¢/kWh)	10.86	7.50	3.36	44.8%

Customers receiving service, EoP	9,805	9,281	524	5.6%
New customer sign-ups, net of (drops)	1,328	5,446	(4,118)	-75.6%
Avg daily sign-ups (drops)	7	30	(23)	-75.6%

Real estate development, net: During the six months ended June 30, 2014, the Company recorded no revenue or income but capitalized a total of $56,505 of costs associated with its real estate development activities.

Costs of retail electricity sold: During the six months ended June 30, 2014, we fixed part of the cost of the energy sold to our customers using 9,283 MWh of forward physical purchases and 31,875 MWh of derivatives designated as cash flow hedges. For the six months ended June 30, 2014 and 2013, our designated hedges had the effect of decreasing cost of retail electricity sold by $418,549 and $253,243, respectively.

Principally as a result of increases in the amount of energy used per customer, increased costs, and an increase customer count, for the six months ended June 30, 2014, our cost of retail electricity sold, net of gains on designated hedges, increased by $2,985,000 or 91.0% to $6,267,000 compared to $3,282,000 for the same period in 2013.

Compensation and benefits: For the six months ended June 30, 2014, salaries, wages, and related costs increased by $6,545,000 or 102.6% to $12,923,000 compared to $6,378,000 for the same period in 2013. Our personnel expense is directly related to the revenue we record, since our traders’ compensation is tied to revenue production.

Professional fees: For the six months ended June 30, 2014, professional fees decreased by $1,002,000 to $2,498,000 compared to $3,500,000 for the same period in 2013, primarily due to higher consulting fees incurred in the comparable 2013 period.

Other general and administrative: For the six months ended June 30, 2014, these costs increased by approximately $337,000 to $1,668,000 compared to $1,331,000 for 2013. The increase was primarily related to an increase in amortization expense by $129,000 to $289,000 from $160,000 due to the amortization of certain intangible assets acquired in connection with the DEG acquisition. In addition, DEG incurred an additional $50,000 of general and administrative expenses in the period that were not present in 2013. Finally, the Company donated $50,000 and $0 to charities during the periods ending June 30, 2014 and 2013, respectively, and continues to incur marketing costs and administrative expenses associated with the Notes Offering.

Trading tools and subscriptions: For the first half ended June 30, 2014, trading tools and subscriptions expense increased by $143,000 or 29.4% to $629,000 compared to $486,000 for the same period in 2013, primarily due to the acquisition of DEG.

Other income (expense): Other expense, net of other income, increased by $491,000 to $1,184,000 for the first half of 2014 compared to $693,000 for the same period in 2013. As the principal component of other expense, interest expense increased by $273,000 to $982,000 for the year to date from $709,000 during 2013. The increase was attributed primarily to an increase in outstanding debt of $7,417,000 for the six month period ended June 30, 2014 compared to $2,060,000 for the six month period ended June 30, 2013.

Preferred distributions: During the six months ended June 30, of 2014 and 2013, we distributed $275,000 to preferred unit holders.

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

Historically, our capital requirements have been funded by notes payable and operating profits and we are dependent on cash on hand, cash-flow positive operations, and additional financing to service our existing obligations. Should we incur significant losses from operations within a short period, we might be forced to cover such payments by reducing the balances in our trading accounts, which would have a detrimental effect on the Company.

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

While we believe we have sufficient cash on hand, coupled with anticipated cash generated from operating activities and the anticipated proceeds from our Notes Offering to meet our operating cash requirements for at least the balance of 2014, we regularly evaluate other potential sources of capital, which may include sourcing additional financing in the form of debt in order to provide added flexibility to support our working capital needs and reduce our overall costs of borrowing. In addition, the Company currently has sufficient liquidity for its operating requirements and expects to use a portion of its available cash to finance additional retail energy expansion and acquisitions, and may also examine a variety of potential investments for its excess cash, which could include equities, real estate, and debt instruments. There can be no assurance that these investments will prove to be profitable.

The following table is presented as a measure of our liquidity and capital resources as of the dates indicated:

	At
	June 30, 2014		December 31, 2013		Increase (decrease)
Dollars in thousands	Dollars	Percent of total assets	Dollars	Percent of total assets	Dollars	Percent

Liquidity
Cash - unrestricted	$2,976	10.4%	$3,190	18.2%	$(214)	-6.7%
Cash in trading accounts	17,540	61.1%	10,484	59.7%	7,056	67.3%
Accounts receivable - trade	2,122	7.4%	1,315	7.5%	807	61.4%
Total liquid assets	22,638	78.9%	14,989	85.4%	7,649	51.0%

Total assets	$28,688	100.0%	$17,562	100.0%	$11,126	63.4%

Capital Resources
Current	$7,152	24.9%	$5,123	29.2%	$2,029	39.6%
Long term	6,545	22.8%	5,062	28.8%	1,483	29.3%
Total debt	13,697	47.7%	10,185	58.0%	3,512	34.5%

Series A preferred	2,745	9.6%	2,745	15.6%	–	0.0%
Common	7,359	25.7%	2,003	11.4%	5,356	267.4%
Total equity	10,104	35.2%	4,748	27.0%	5,356	112.8%
Total capitalization	$23,801	82.9%	$14,933	84.9%	$8,868	59.4%

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2014 and 2013 as derived from the statements of cash flows included in this Form 10-Q.

	For the Six Months Ended June 30,
			Increase (decrease)
Dollars in thousands	2014	2013	Dollars	Percent

Net cash provided by (used in):
Operating activities	$3,352	$3,926	$(574)	(14.6)%
Investing activities	(3,722)	(182)	(3,540)	1945.1%
Financing activities	(63)	298	(361)	(121.1)%
Net cash flow	(433)	4,042	(4,475)	(110.7)%

Effect of exchange rate changes on cash	218	(161)	379	135.4%

Cash - unrestricted:
Beginning of period	3,190	772	2,418	313.2%
End of period	$2,975	$4,652	$(1,678)	(36.0)%

At June 30, 2014, our debt totaled $13,697,000 compared to $10,185,000 as of the prior year end. For the six months ended June 30, 2014, we generated $3,352,000 of cash from operating activities and used $3,722,000 for investments in property, equipment, furniture, land held for development, certain securities, and restricted cash. Financing activities required net cash of $63,000, including a net increase in debt of $3,284,000 and the payment of $3,348,000 in distributions. Of the total distribution amount, $275,000 was paid to the holder of our preferred units and $3,073,000 was paid to our common unit-holders.

Financing

In February 2012, we executed a $25,000,000 Futures Risk-Based Margin Finance Agreement for the benefit of CEF (the “Margin Line” and the “Margin Agreement”, respectively) with ABN AMRO. The Margin Agreement provides an uncommitted revolving line of credit for which CEF pays a monthly commitment fee. Loans under the Margin Agreement are secured by all balances in CEF’s trading accounts with ABN AMRO, are payable on demand, and bear interest at an annual rate equal to 1.00% in excess of the Federal Funds Target Rate, or approximately 1.25%. Under the Margin Agreement, the Company is also subject to certain reporting, affirmative, and negative covenants, including maintenance of minimum account net liquidating equity, a maximum loan ratio as defined, and minimum consolidated tangible net worth as defined. The Margin Agreement was amended on May 31, 2013 to reduce the credit line to $15,000,000, the commitment fee to $25,000 per month, and the covenant with respect to net liquidating equity as defined to $1,500,000.

On May 10, 2012, our Form S-1 registration statement relating to our offer and sale of Renewable Unsecured Subordinated Notes (File No. 333-179460) was declared effective by the SEC, and our offering of notes commenced on May 15, 2012. The registration statement on Form S-1 covers up to $50,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes.

For the six month periods ended June 30, 2014 and 2013, we incurred $562,700 and $530,528, respectively, of offering-related expenses, including marketing and printing expense, legal and accounting fees, filing fees, and trustee fees. These costs and expenses are expensed as incurred. From the effective date of May 10, 2012 through August 13, 2014, we have sold a total of $15,307,818 in principal amount of Notes and repaid $1,361,281, for a net raise to date of $13,946,537, exclusive of offering costs as described above.

On May 12, 2014, the Company drew $700,000 under an evergreen, uncommitted line of credit from Royal Bank of Canada (the “RBC Line” and “RBC”, respectively). Advances under the RBC Line bear interest at a variable annual interest rate of 1 month LIBOR plus 2.25% set at the time of advance for a 30 day term, mature at various dates, and are collateralized by assets held in the Company’s marketable securities account. RBC is not obligated to make any extensions of credit to the Company and availability of funds may be increased or decreased by RBC in its sole and absolute discretion. Prepayment of any outstanding principal under the RBC Line may subject the Company to LIBOR break funding costs.

On June 16, 2014, the Company purchased a single family home in Garrison, Minnesota for use as a corporate retreat (the “Garrison Property”) for a purchase price of $285,000, paid with $57,000 of cash and the proceeds of a $228,000 note (the “Security State Mortgage”) advanced by the Security State Bank of Aitkin (“Security State”) and secured by a first mortgage. The loan is payable in 239 equal installments of $1,482.10 due on the 16th of each month beginning on July 16, 2014 and one irregular installment of $1,481.51 due on June 16, 2034 (the “maturity date”). The note bears interest at an annual rate equal to the prime rate as published from time to time by The Wall Street Journal plus 0.75%, subject to a floor of 4.75%. Whenever increases occur in the interest rate, Security State, at its option and with notice to the Company, may: (a) increase the Company’s payments to insure the loan will be paid off by the maturity date; (b) increase the Company’s payments to cover accruing interest; (c) increase the number of the Company’s payments; or (d) continue the payments at the same amount and increase the Company’s final payment. The loan may be prepaid in whole or in part at any time without penalty.

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

For the three and six month periods ended June 30, 2014 and 2013, we recorded $236,777, $633,667, $5,423,412, and $2,108,072, respectively, in salaries and wages and related taxes, representing the allocation of profits to Class B members. The amount of accrued profits interests included in accrued compensation at June 30, 2014 and 2013 was $335,777 and $636,117, respectively.

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

The following table summarizes our VaR as of and for the three months ended June 30, 2014 and 2013:

	At/For Three Months Ended June 30,		Increase (decrease)
Dollars	2014	2013	Units	Percent

As of June 30	$400,895	$91,675	$309,220	337.3%

For the quarters ended June 30:
Average	$132,293	$175,266	$(42,974)	-24.5%
Maximum	426,201	409,379	16,822	4.1%
Minimum	7,453	12,927	(5,474)	-42.3%

Percent of cash in trading accounts
As of June 30	2.20%	0.72%	1.48%	205.2%

For the quarters ended June 30:
Average (1)	0.73%	1.38%	-0.65%	-47.3%
Maximum (1)	2.34%	3.22%	-0.88%	-27.3%
Minimum (1)	0.04%	0.10%	-0.06%	-59.8%

 __________

1 - Dollar VaR divided by the average balance of cash in trading accounts for the period.

The following table summarizes our VaR as of and for the six months ended June 30, 2014 and 2013:

	At/For Six Months Ended June 30,		Increase (decrease)
	2014	2013	Units	Percent
Dollars
As of June 30	$400,895	$91,675	$309,220	337.3%

For the quarters ended June 30:
Average	$138,075	$148,503	$(10,428)	-7.0%
Maximum	426,201	409,379	16,822	4.1%
Minimum	7,453	12,927	(5,474)	-42.3%

Percent of cash in trading accounts
As of June 30	2.86%	0.72%	2.14%	297.4%

For the quarters ended June 30:
Average (1)	0.99%	1.17%	-0.18%	-15.5%
Maximum (1)	3.04%	3.22%	-0.17%	-5.4%
Minimum (1)	0.05%	0.10%	-0.05%	-47.6%

__________

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

The value of the derivative financial instruments we hold for trading purposes and as cash flow hedges is significantly influenced by forward commodity prices. Periodic changes in forward prices could cause significant changes in the marked-to-market valuation (“MTM valuation”) of these contracts. For example, assuming that all other variables remain constant:

	Average percentage change in mark-to-market valuation of derivatives			Dollar change in mark-to-market valuation of derivatives
Percentage change in forward price from June 30, 2014	Held for trading	Held as economic hedges	Designated as cash flow hedges	Held for trading	Held as economic hedges	Designated as cash flow hedges
10%	163.8%	1682.6%	298.7%	814,676	368,121	341,098
5%	81.9%	841.3%	149.3%	407,338	184,061	170,549
1%	16.4%	168.3%	29.9%	81,468	36,812	34,110
-1%	-16.4%	-168.3%	-29.9%	(81,468)	(36,812)	(34,110)
-5%	-81.9%	-841.3%	-149.3%	(407,338)	(184,061)	(170,549)
-10%	-163.8%	-1682.6%	-298.7%	(814,676)	(368,121)	(341,098)

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

Liquidity Risk

Liquidity risk arises from our general funding needs and the management of our assets and liabilities. We are exposed to additional collateral posting or margin requirements with the ISOs and exchanges if price volatility or levels increase. Based on a sensitivity analysis for positions under marginable contracts, a 20% increase in electricity prices would cause an increase in margin collateral posted of approximately $3,024,000 as of June 30, 2014. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of June 30, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 - Legal Proceedings

See “Note 15 - Commitments and Contingencies” on page 29 of this Form 10-Q for a discussion of certain legal proceedings.

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

___________

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

TWIN CITIES POWER HOLDINGS, LLC

/s/ Timothy S. Krieger
Dated: August 13, 2014	By:	Timothy S. Krieger
Chief Executive Officer, President and Chairman of the Board (principal executive officer)

/s/ Wiley H. Sharp III
Dated: August 13, 2014	By:	Wiley H. Sharp III
Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

