Form 10-Q
period 2014-09-30
Twin Cities Power Holdings, LLC
filed 2014-11-14
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

TABLE OF CONTENTS
Definitions	3
Forward Looking Statements	8
Non-GAAP Financial Measures	9

Part I – Financial Information	10
Item 1 - Financial Statements (Unaudited)	10
Consolidated Balance Sheets	10
Consolidated Statements of Comprehensive Income	11
Consolidated Statements of Cash Flows	12
Notes to Consolidated Financial Statements	14
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Industry Background	38
Company Overview	43
Results of Operations	47
Liquidity, Capital Resources, and Cash Flow	55
Financing	57
Non-GAAP Financial Measures	59
Critical Accounting Policies and Estimates	59
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	61
Commodity Price Risk	61
Interest Rate Risk	62
Liquidity Risk	63
Wholesale Counterparty Credit Risk	63
Retail Customer Credit Risk	63
Foreign Exchange Risk	63
Item 4 - Controls and Procedures	64
Part II – Other Information	65
Item 1 - Legal Proceedings	65
Item 1A - Risk Factors	65
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3 - Defaults Upon Senior Securities	65
Item 4 - Mine Safety Disclosures	65
Item 5 - Other Information	65
Item 6 - Exhibits	66
Signatures	67

Definitions

Abbreviation or acronym	Definition
ABN AMRO	ABN AMRO Clearing Chicago, LLC and ABN AMRO Clearing Bank, N.V.
AESO	Alberta Electric System Operator, a statutory corporation of the Province of Alberta, is an ISO serving the Alberta Interconnected Electric System
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BLS	Bureau of Labor Statistics, an agency within the U.S. Department of Labor
Btu; therm; MMBtu	A “Btu” or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A “therm” is one hundred thousand Btu. One “MMBtu” is one million Btu.
C$	Canadian dollars
CEF	Cygnus Energy Futures, LLC, a wholly-owned subsidiary of CP and a second-tier subsidiary of the Company
CFTC	Commodity Futures Trading Commission, an independent agency of the United States government that regulates futures and option markets
CLP	Connecticut Light & Power Company, an EDC in Connecticut
CME	CME Group Inc. operates the CME (Chicago Mercantile Exchange), CBOT (Chicago Board of Trade), NYMEX (New York Mercantile Exchange), and COMEX (Commodities Exchange) derivatives exchanges and also offers certain cleared OTC products and services
Company	TCPH and its subsidiaries
CoV	Abbreviates the coefficient of variation, a simple measure of volatility useful for comparing two or more data series; equal to the standard deviation divided by the mean
CP	Cygnus Partners, LLC, a first-tier subsidiary of the Company
CP&U	Community Power & Utility, LLC, an electricity retailer acquired by TCP on June 29, 2012
CSE	Comparison shopping engine, a web site that compares prices for specific products. While most comparison shopping engines do not offer the products or services themselves, some may earn commissions when users follow the links in the search results and make a purchase from an online vendor
CTG	Chesapeake Trading Group, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of the Company
DEG	Discount Energy Group, LLC, a wholly-owned subsidiary of REH and a second-tier subsidiary of the Company, effective January 2, 2014

Abbreviation or acronym	Definition
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

DOE	U.S. Department of Energy
EDC	Electric distribution company
EIA	Energy Information Administration, an independent agency within DOE
ERCOT	Electric Reliability Council of Texas, an ISO managing 85% of the electric Load of Texas and subject to oversight by the Public Utility Commission of Texas and the Texas Legislature but not FERC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission, an independent regulatory agency within DOE
Form S-1	The Company’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on May 10, 2012 with respect to the Company’s Notes Offering
FTR	Financial Transmission Rights are financial instruments traded in certain ISOs and RTOs that entitle their holders to receive or pay charges based on congestion price differences in the day-ahead energy market across specific transmission paths. The value of an FTR reflects the difference in congestion prices rather than the difference in locational marginal prices, which includes energy, congestion, and marginal losses. Market participants may request FTRs between any pricing nodes on the system, including hubs, control zones, aggregates, generator buses, load buses and interface pricing points. FTRs are generally available to the nearest 0.1 MW. The FTR target allocation is calculated hourly and is equal to the product of the FTR MW and the congestion price difference between sink and source that occurs in the day-ahead energy market. The value of an FTR can be positive or negative depending on the sink minus source congestion price difference, with a negative difference resulting in a liability for the holder.
GAAP	Generally accepted accounting principles in the United States
ICE	IntercontinentalExchange Group, Inc. operates a network of 17 regulated exchanges and 6 clearinghouses for financial and commodity markets in the U.S., Canada, Europe, and Asia. In November 2013, ICE completed the acquisition of NYSE Euronext.
INC and DEC	An increment offer or “INC” is an offer in the day-ahead market to sell energy at a specified source bus. An INC will clear if the LMP at the bus equals or exceeds the offer price. A decrement bid or “DEC” is a bid in the day-ahead market to purchase energy at a specified sink bus. A DEC will clear if the LMP at the bus does not exceed the bid price.

Abbreviation or acronym	Definition
ISO; RTO	Independent System Operator, a non-profit organization formed at the direction or recommendation of FERC that coordinates, controls, and monitors the operation of a bulk electric power system, usually within a single U.S. state, but sometimes encompassing multiple states. A Regional Transmission Organization (“RTO”) typically performs the same functions as an ISO, but covers a larger area. ISOs and RTOs may also operate centrally cleared wholesale markets for electric power quoted on both a “real-time” and “day ahead” basis.
ISO-NE	ISO New England Inc., an RTO serving Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
LMP	One of the unique aspects of ISO electricity markets is the availability of “locational marginal prices” (“LMPs”). The theoretical price of electricity at each node on the network is calculated based on the assumptions that: (1) one additional megawatt-hour of energy is demanded at the node in question; and (2) the marginal cost to the system that would result from the re-dispatch of available generating units to serve such load can establish the production cost of the additional energy. LMPs are typically quoted on a “real-time” and “day-ahead” basis. In the real-time market, prices at specific nodes are updated every 5 minutes based on current and targeted supply and demand. Day-ahead prices are for power to be delivered at a specified hour and transmission point during the next day. LMPs vary by time and location due to physical system limitations, congestion, and loss factors; however, in an unconstrained system with no losses, all LMPs would be equal. This means that LMPs can be conceptually separated into three components - an energy price, a congestion component, and a loss component.
MCA	The Company’s Member Control Agreement, as amended
MEF	Minotaur Energy Futures, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc., (formerly the Midwest Independent Transmission System Operator, Inc.), an RTO serving all or part of Arkansas, Illinois, Indiana, Iowa, Louisiana, Manitoba, Michigan, Minnesota, Mississippi, Missouri, Montana, North Dakota, South Dakota, Texas, and Wisconsin
MCF	One thousand cubic feet, a common unit of price measure for natural gas. In 2010, one MCF of natural gas had a heat content of 1,025 Btu.
NERC	North American Electric Reliability Corporation, a non-profit corporation formed on March 28, 2006 as the successor to the National Electric Reliability Council, also known as NERC, formed in 1968. NERC is the designated Electric Reliability Organization (“ERO”) for the U.S. and operates under the auspices of FERC.
NGX	Natural Gas Exchange Inc., headquartered in Calgary, Alberta provides electronic trading, central counterparty clearing, and data services to the North American natural gas and electricity markets. NGX is wholly owned by TMX Group Inc. which collectively manages all aspects of Canada’s senior and junior equity markets.
NOAA	National Oceanic and Atmospheric Administration, an agency of the U.S. Department of Commerce

Abbreviation or acronym	Definition
Notes	The Company’s Renewable Unsecured Subordinated Notes issued pursuant to its ongoing Notes Offering
Notes Offering	The direct public offering the Company’s Notes pursuant to a registration statement on Form S-1 declared effective by the SEC on May 10, 2012
NRSRO	A SEC-recognized Nationally Recognized Statistical Rating Organization; The major NRSROs that rate utilities are Standard & Poor’s Financial Services LLC (“S&P”), Moody’s Investor Services, Inc. (“Moody’s”), and Fitch Ratings Inc. (“Fitch”)
NYISO	New York Independent System Operator, an ISO serving New York state
OTC	Over-the-counter
PJM	PJM Interconnection, a RTO serving all or part of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, and the District of Columbia.
POR; non-POR	All states with restructured retail markets have implemented laws and regulations with respect to permitted billing, credit, and collections practices. Some of these states require an EDC billing customers in their service territory on behalf of suppliers operating there to purchase the receivables generated as a result of energy sales, generally at a modest discount to reflect bad debt experience. These states are known as “purchase of receivables” or “POR” jurisdictions while those without this provision are known as “non-POR” areas.
PURPA	Public Utilities Regulatory Policy Act of 1978
RECs	Renewable energy certificates represent the property rights to the environmental, social, and other non-power qualities of renewable electricity generation and can be sold separately from the underlying physical electricity.
REH	Retail Energy Holdings, LLC, a first-tier subsidiary of the Company
SEC	U.S. Securities and Exchange Commission, an independent agency of the United States government with primary responsibility for enforcing federal securities laws and regulating the securities industry and stock exchanges
SUM	Summit Energy, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of the Company
TCE	Twin Cities Energy, LLC, an inactive first-tier subsidiary of the Company
TCP	Twin Cities Power, LLC, a first-tier subsidiary of the Company
TCPC	Twin Cities Power – Canada, Ltd., an inactive wholly-owned subsidiary of TCE and a second-tier subsidiary of the Company
TCPH	Twin Cities Power Holdings, LLC
TSE	Town Square Energy, initially, an accounting division of TCP resulting from the acquisition of the business and assets of CP&U. Effective June 1, 2013, TSE became a wholly-owned first-tier subsidiary of the Company and on October 25, 2013, it became a wholly owned subsidiary of REH and a second-tier subsidiary of TCPH
UI	The United Illuminating Company, an EDC in Connecticut
UTC	In an up-to-congestion or “UTC” transaction, a day-ahead market participant offers to inject energy at a specified source and simultaneously withdraw the same quantity at a specific sink at a maximum bid price difference between the two locations. The transaction will clear if the price differential between sink and source does not exceed the bid price.

Abbreviation or acronym	Definition
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

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed under the heading “Item 1A – Risk Factors” of our Form 10-K for 2013 (the “2013 Form 10-K”), the “Risk Factors” section beginning on page 10 of our Form S-1, and various places in this report on Form 10-Q, including without limitation Part I, Item 3, and any assumptions and other factors referred to specifically in connection with such forward-looking statements that could cause our actual results to differ materially from those indicated in the forward-looking statements.

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

Part I – Financial Information

Item 1 - Financial Statements (Unaudited)

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013
Assets	Unaudited

Current assets
Cash - unrestricted	$2,937,711	$3,190,495
Cash in trading accounts	16,513,373	10,484,448
Accounts receivable - trade	2,559,630	1,315,209
Note receivable	–	140,964
Marketable securities	–	256,004
Prepaid expenses and other current assets	501,485	242,482
Total current assets	22,512,199	15,629,602

Property, equipment, and furniture, net	780,608	504,298

Other assets
Intangible assets, net	408,696	305,978
Deferred financing costs, net	248,737	337,559
Cash - restricted	1,319,371	320,188
Land held for development	551,990	110,477
Mortgage note receivable	–	353,504
Investment in convertible notes	1,566,545	–
Total assets	$27,388,146	$17,561,606

Liabilities and Members' Equity

Current liabilities
Current portions of total debt
Senior notes payable	$7,032	$200,000
Renewable unsecured subordinated notes	7,501,338	4,922,596
Accounts payable - trade	1,659,730	1,035,644
Accrued expenses	498,708	683,556
Accrued compensation	844,804	299,439
Accrued interest	690,797	359,758
Obligations under settlement agreement	888,228	–
Obligations under non-competition agreement	62,500	250,000
Total current liabilities	12,153,137	7,750,993

Long-term debt
Senior notes payable	219,262	–
Obligations under settlement agreement	2,717,596	–
Renewable unsecured subordinated notes	8,620,448	5,062,230
Total liabilities	23,710,443	12,813,223

Commitments and contingencies

Members' equity
Series A preferred equity	2,745,000	2,745,000
Common equity	(200,100)	1,302,994
Accumulated other comprehensive income	1,132,803	700,389
Total members' equity	3,677,703	4,748,383
Total liabilities and members' equity	$27,388,146	$17,561,606

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

Three and Nine Months ended September 30, 2014 and 2013

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Wholesale trading revenue, net	$550,968	$9,945,697	$29,415,492	$24,534,563
Retail electricity revenue.	2,988,460	2,274,917	8,115,008	5,310,275
	3,539,428	12,220,614	37,530,500	29,844,838

Costs and expenses
Cost of retail electricity sold	2,629,531	2,218,996	8,896,838	5,501,298
Retail sales and marketing	40,622	36	192,017	461
Compensation and benefits	1,555,862	4,793,152	14,479,003	11,171,553
Professional fees	988,698	458,408	3,486,894	3,958,240
Other general and administrative	3,450,572	779,617	5,118,443	2,111,088
Trading tools and subscriptions	375,705	221,841	1,005,126	707,808
	9,040,990	8,472,050	33,178,321	23,450,448

Operating income (loss)	(5,501,562)	3,748,564	4,352,179	6,394,390

Other income (expense)
Interest expense	(604,063)	(381,364)	(1,586,340)	(1,089,897)
Interest income	47,899	5,765	100,433	21,464
Gain (loss) on foreign currency exchange	(141,648)	3,360	(402,497)	3,033
Realized gain on sale of marketable securities	62,707	–	65,655	–
Other income	2,690	–	6,010	–
	(632,415)	(372,239)	(1,816,739)	(1,065,400)

Income (Loss) before income taxes	(6,133,977)	3,376,325	2,535,440	5,328,990
Income tax provision	–	–	–	8,823

Net income (loss)	(6,133,977)	3,376,325	2,535,440	5,320,167
Preferred distributions	(137,268)	(137,268)	(411,804)	(411,768)

Net income (loss) attributable to common	(6,271,245)	3,239,057	2,123,636	4,908,399

Other comprehensive income (loss)
Foreign currency translation adjustment	141,730	28,546	359,858	(132,254)
Change in fair value of cash flow hedges	320,739	228,688	78,323	154,288
Unrealized gain on marketable securities	(63,903)	–	(5,767)	–

Comprehensive income (loss)	$(5,872,679)	$3,496,291	$2,556,050	$4,930,433

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

	Nine Months
	Ended September 30,
	2014	2013
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$2,535,440	$5,320,167
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on settlement agreement	3,605,824	–
Depreciation and amortization	645,463	411,248
Gain on sale of marketable securities	(65,655)	–
Loss on sale of property, equipment, and furniture	–	2,477
(Increase) decrease in:
Cash in trading accounts	(5,759,534)	1,352,731
Accounts receivable - trade	(1,244,420)	386,308
Prepaid expenses and other assets	(156,204)	(138,899)
Increase (decrease) in:
Accounts payable - trade	624,086	(104,096)
Accrued expenses	(328,158)	456,862
Accrued compensation	545,365	1,337,384
Accrued interest	331,039	172,543
Net cash provided by operating activities	733,246	9,196,725

Cash flows from investing activities
Repayment of note receivable	140,964	–
Purchase of marketable securities	(913,534)	–
Proceeds from the sale of marketable securities	1,229,426	–
Purchase of investment in convertible notes	(1,566,545)	–
Purchase of property, equipment and furniture	(178,210)	(76,196)
Increase in cost of land held for development	(88,009)	–
Increase in restricted cash	(999,183)	–
Payments on obligations under non-competition agreement	(187,501)	(187,500)
Acquisition of Discount Energy Group, LLC	(680,017)	–
Net cash used in investing activities	(3,242,609)	(263,696)

Cash flows from financing activities
Proceeds from line of credit	700,000	–
Payments to line of credit	(700,000)	–
Payments on senior notes payable	(201,705)	(4,066,927)
Renewable unsecured subordinated notes:
Issuances	6,899,777	6,448,599
Redemptions	(762,817)	(302,164)
Distributions - preferred	(411,804)	(427,635)
Distributions - common	(3,626,730)	(2,173,511)
Net cash provided by (used in) financing activities	1,896,721	(521,638)

Net increase (decrease) in cash	(612,642)	8,411,391

Effect of exchange rate changes on cash	359,858	(169,681)

Cash - unrestricted
Beginning of period	3,190,495	771,852
End of period	$2,937,711	$9,013,562

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2014 and 2013

	Nine Months
	Ended September 30,
	2014	2013
	Unaudited	Unaudited
Non-cash investing and financing activities:
Effective portion of cash flow hedges	$434,937	$72,256

Obligations under non-competition agreement	$–	$500,000

Series A preferred units issued in exchange for redeemable preferred units	$–	$2,745,000

Land held for development obtained via foreclosure on mortgage loan	$353,504	$–

Acquisition of property, equipment, and furniture via mortgage loan	$228,000	$–

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,255,301	$917,354

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

The eight states in which the Company is currently licensed incorporate the service territories of 32 investor-owned electric utilities and as of September 30, 2014, the Company was actively marketing its services in ten of these.

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

Results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014.

Cash

Cash includes highly liquid investments with an original maturity of three months or less at the time of purchase. As of September 30, 2014 and December 31, 2013, the Company had no cash equivalents included in its cash balances.

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

Retail Energy Services

Revenue from the retail sale of electricity to customers is recorded in the period in which the commodity is consumed, net of any applicable sales tax. The Company follows the accrual method of accounting for revenues whereby electricity consumed by customers but not yet billed under the cycle billing method is estimated and accrued along with the related costs. Changes in estimates are reflected in operations in the period in which they are refined. During the three and nine month periods ended September 30, 2014, the Company recorded additional retail sales of electricity of $0 and $465,000 due to a change in the amount of estimated unbilled revenue recorded in earlier periods.

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

Foreign currency transactions result in gains and losses due to the increase or decrease in exchange rates between periods. Translation gains and losses are included as a separate component of equity. Gains and losses from foreign currency transactions are included in other income or expense. Foreign currency transactions resulted in a loss of $141,648 for the three months ended September 30, 2014 and a gain of $3,360 for the 3 months ended September 30, 2013. For the nine months ended September 30, 2014 foreign currency transactions resulted in a loss of $402,497, and a gain of $3,033 for the nine months ended September 30, 2013, respectively.

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

Fair Value

The fair values of the Company’s cash, accounts receivable, and accounts payable were considered to approximate their carrying values at September 30, 2014 and December 31, 2013 due to the short-term nature of the accounts.

Management believes the carrying values of the Company’s Renewable Unsecured Subordinated Notes reasonably approximate their fair values at September 30, 2014 and December 31, 2013 due to the relatively new age of these particular instruments. No assessment of the fair value of these obligations has been completed and there is no readily available market price.

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

During the three months ended September 30, 2014 and 2013, the Company included $143,421 and $2,033,937, respectively, in compensation and benefits representing the allocation of profits interests to Class B members.

During the nine months ended September 30, 2014 and 2013, the Company included $5,566,883 and $4,142,009, respectively, in compensation and benefits representing the allocation of profits interests to Class B members.

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

On January 6, 2014, TCPH received a notice from the Internal Revenue Service notifying that the Company’s 2012 return was under review. On July 31, 2014, the Company was informed by the IRS that its 2012 return was accepted with no adjustments.

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

Restricted cash at September 30, 2014 and December 31, 2013 was $1,319,371 and $320,188, respectively. At September 30, 2014, all restricted cash was posted as security in connection with certain litigation in the Canadian courts. See “Note 15 - Commitments and Contingencies”.

Cash held in trading accounts may be unavailable at times for immediate withdrawal depending upon trading activity. Cash needed to meet credit requirements for outstanding trades and that was available for immediate withdrawal as of September 30, 2014 and December 31, 2013 was as follows:

	September 30,	December 31,
	2014	2013
Credit requirement	$4,050,577	$2,185,175
Available credit	12,462,796	8,299,273
Cash in trading accounts	$16,513,373	$10,484,448

4.	Accounting for Derivatives and Hedging Activities

The following table lists the fair values of the Company’s derivative assets and liabilities as of September 30, 2014 and December 31, 2013:

	Fair Value
	Asset Derivatives	Liability Derivatives
At September 30, 2014
Not designated as hedging instruments:
Wholesale Trading segment
Energy commodity contracts	$1,668,506	$2,247,660

Retail Energy Services segment
Energy commodity contracts	292,606	238,418

Designated as cash flow hedges:
Energy commodity contracts	758,443	323,506
Total derivative instruments	2,719,555	2,809,584
Cash deposits in collateral accounts	16,603,402	–
Cash in trading accounts, net	$19,322,957	$2,809,584

At December 31, 2013
Not designated as hedging instruments:
Wholesale Trading segment
Energy commodity contracts	$614,592	$687,156

Retail Energy Services segment
Energy commodity contracts	103,014	70,672

Designated as cash flow hedges:
Energy commodity contracts	417,310	60,695
Total derivative instruments	1,134,916	818,523
Cash deposits in collateral accounts	10,168,055	–
Cash in trading accounts, net	$11,302,971	$818,523

For the three months ended September 30, 2014, the Company hedged the cost of 27,200 MWh via designated derivatives or 81.4% of the 33,416 MWh of electricity sold to its retail customers in such period.

As of September 30, 2014, we had designated futures contracts for 24,232 MWh and 64,184 MWh for delivery in the remainder of 2014 and 2015, respectively, as cash flow hedges of expected electricity purchases for customers receiving service from us as of that date. $302,722 of net gain on the 2014 contracts and $132,215 of net gain on the 2015 derivatives, a net gain of $434,937 in total, was deferred and included in accumulated other comprehensive income (“AOCI”). These amounts are expected to be reclassified to cost of energy sold by December 31, 2014 and 2015, respectively.

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

The following table summarizes the amount of gain or loss recognized in AOCI or earnings for derivatives designated as cash flow hedges for the periods indicated:

	Gain (Loss) Recognized in AOCI	Income Statement Classification	Gain (Loss) Reclassified from AOCI
Three Months Ended September 30, 2014
Cash flow hedges	$77,711	Cost of energy sold	$(243,028)

Nine Months Ended September 30, 2014
Cash flow hedges	$253,844	Cost of energy sold	$175,521

Year Ended December 31, 2013
Cash flow hedges	$685,936	Cost of energy sold	$247,290

The following table provides details with respect to changes in AOCI as presented in our consolidated balance sheets, including those relating to our designated cash flow hedges, for the three and nine month periods ended September 30, 2014:

	Foreign Currency	Cash Flow Hedges	Available for Sale Securities	Total
Three Months ended September 30, 2014
Balance - June 30, 2014	$556,136	$114,198	$63,903	$734,237
Other comprehensive income (loss) before reclassifications	141,730	77,711	–	219,441

Amounts reclassified from AOCI	–	243,028	(63,903)	179,125
Net current period other comprehensive income (loss)	141,730	320,739	(63,903)	398,566

Balance - September 30, 2014	$697,866	$434,937	$–	$1,132,803

Nine Months ended September 30, 2014
Balance - December 31, 2013	$338,008	$356,614	$5,767	$700,389
Other comprehensive income (loss) before reclassifications	359,858	253,844	–	613,702

Amounts reclassified from AOCI	–	(175,521)	(5,767)	(181,288)
Net current period other comprehensive income (loss)	359,858	78,323	(5,767)	432,414

Balance - September 30, 2014	$697,866	$434,937	$–	$1,132,803

In the third quarter and first nine months of 2014, in addition to certain derivatives designated as cash flow hedges, we also used certain other derivative contracts to which hedge accounting was not applied to reduce our exposure to higher electricity costs. The gain or loss on these economic hedges within our retail segment is reported as “wholesale trading revenue”.

For the three and nine months ended September 30, 2014, we recorded wholesale trading revenues of $54,730 and $2,105,208, respectively, in our retail energy services segment. See also “Note 16 – Segment Information.”

5.	Accounts Receivable

Accounts receivable – trade consists of receivables from both our wholesale trading and retail segments. Wholesale trading receivables represent net settlement amounts due from a market operator or an exchange while retail receivables include amounts resulting from sales to end-use customers.

	September 30,	December 31,
	2014	2013
Wholesale trading	$1,018,040	$168,953
Retail energy services - billed	1,054,480	944,100
Retail energy services - unbilled	487,110	202,156
Accounts receivable - trade	$2,559,630	$1,315,209

As of September 30, 2014, there were two individual accounts, one in the wholesale segment and one in the retail energy services segment, with receivable balances greater than 10% that aggregated 73% of total consolidated accounts receivable.

As of December 31, 2013, there were two individual accounts in the Company’s retail energy services segment with receivable balances greater than 10% that aggregated 87% of total consolidated accounts receivable.

The Company believes that any risk associated with these concentrations is minimal.

6.	Marketable Securities

As of September 30, 2014, the Company held no marketable securities.

The following table shows the cost and estimated fair value of available-for-sale securities at December 31, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. equities	$224,415	$5,836	$–	$230,251
International equities	25,047	–	(69)	24,978
Money market fund	775	–	–	775
Total	$250,237	$5,836	$(69)	$256,004

For the three and nine months ended September 30, 2014 the Company had sales of securities and realized a gain of $62,707 and $65,655, respectively, and had no realized impairment charges.

The following table shows the unrealized losses on, and the fair value of, securities positions by the length of time such assets were in a continuous loss position as of December 31, 2013:

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

	September 30,	December 31,
	2014	2013
Other intangibles	$714,658	$160,000
Non-competition agreement	500,000	500,000
Less: accumulated amortization	(805,962)	(354,022)
Intangible assets, net	$408,696	$305,978

Total amortization of intangible assets for the three and nine month periods ended September 30, 2014 and 2013 was $138,064, $79,837, $451,940, and $239,511, respectively, and is included in other general and administrative expenses.

8.	Deferred Financing Costs

Prior to the May 10, 2012 effective date of its Notes Offering, the Company incurred certain professional fees and filing costs associated with the offering totaling $393,990. The Company has capitalized these costs and amortizes them on a monthly basis over the weighted average term of the Notes sold, exclusive of any expected renewals.

	September 30,	December 31,
	2014	2013
Deferred financing costs	$393,990	$393,990
Less: accumulated amortization	(145,253)	(56,431)
Deferred financing costs, net	$248,737	$337,559

Total amortization of deferred financing costs for the three and nine month periods ended September 30, 2014 and 2013 was $33,751 and $15,080 and $88,822 and $29,837, respectively and is included in other general and administrative expenses.

9.	Land Held for Development

On December 18, 2013, the Company bought a defaulted note secured by a first mortgage on certain real property from Bremer Bank, National Association with the intention of foreclosing and thereby obtaining title to the land. As of December 31, 2013, land held for development totaled $110,477, consisting of one single family lot. Also as of the same date, the carrying value of the mortgage totaled $353,504 and consisted of the purchase price of $340,000 of principal and $13,504 of accrued interest. On April 21, 2014, the foreclosure on the mortgage note was completed. Consequently, the note was cancelled and the land received was reclassified to “land held for development”, and as of September 30, 2014, land held for development totaled $551,990.

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

On June 19, 2014, the Board of Directors of Ultra Green authorized an offering of up to $8,000,000 of Convertible Promissory Notes convertible into Series C Preferred Shares, the terms of which are more fully described below (the “C Note Offering”, the “C Notes”, and the “Series C”, respectively). In connection with the C Note Offering, Ultra Green offered each holder of B Notes the option to convert their B Notes into C Notes. Upon conversion of all B Notes into C Notes, Ultra Green’s board has authorized the cancellation of its Series B stock.

In addition to its cash investments as described above, the Company has lent the services of Mr. Keith Sperbeck, its Vice President – Operations, to Ultra Green as its Interim CEO for an indefinite period concluding when Ultra Green hires a full-time chief executive officer. In lieu of any cash compensation to either Mr. Sperbeck or the Company, on June 19, 2014, Ultra Green issued the Company a non-statutory option to purchase 50,000,000 shares of its common stock for $0.01 per share, which option was fully vested and exercisable immediately upon issuance.

On July 2, 2014, the Company invested $400,000 in C Notes. Effective as of the same date, the principal of the Short Term Notes was also converted into C Notes, bringing the total principal amount of the C Notes owned by the Company to $500,000. The C Notes will mature on December 31, 2019 and bear interest at a fixed rate of 10% per annum. Interest will accrue until June 30, 2015, at which time all accrued and unpaid interest will become due and payable. Thereafter, interest will be due and payable on a quarterly basis.

The outstanding principal and accrued interest on the C Notes may be converted into shares of Ultra Green’s Series C Preferred Stock (the “Series C”) on their maturity date at the option of the Company at an initial conversion price of $1.00 per share, as adjusted. In addition, at any time prior to or at maturity and upon the affirmative vote of the holders of 66.625% of the aggregate outstanding principal amount of the C Notes, all of the C Notes will convert into shares of Series C at the conversion price of $1.00 per share.

Each share of Series C is convertible into 100 Ultra Green common shares for an initial conversion price of $0.01 per share. The Series C shall have voting rights on an “as-converted” basis, voting with the common stock on any matter presented to the shareholders of the Company for their action or consideration at any shareholder meeting, or by written consent in lieu thereof. See also “Note 17 - Subsequent Events.”

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

The following table presents certain assets measured at fair value as of the dates indicated:

	Level 1	Level 2	Level 3	Total
At September 30, 2014
Cash in trading accounts, net	$16,513,373	$–	$–	$16,513,373
Investment in convertible notes	–	–	1,566,545	1,566,545

At December 31, 2013
Cash in trading accounts, net	$10,484,448	$–	$–	$10,484,448
Marketable securities	256,004	–	–	256,004
Mortgage note receivable	–	–	353,504	353,504

There were no transfers during the nine months ended September 30, 2014 between Levels 1 and 2.

The following table reconciles beginning and ending Level 3 fair value financial instrument balances for the nine months ended September 30, 2014:

Balance - December 31, 2013	$353,504

Total gains and losses:
Included in other comprehensive income	–
Included in earnings	–
Purchases	1,566,545
Settlement *	(353,504)
Transfers into Level 3	–
Transfers out of Level 3	–

Balance - September 30, 2014	$1,566,545

Gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of September 30, 2014	$–

____________________

* - Reflects foreclosure on mortgage note and transfer of land received to "Land held for development"; see "Note 9 - Land Held for Development".

12.	Debt

Notes payable by the Company are summarized as follows:

	September 30, 2014	December 31, 2013
Renewable Unsecured Subordinated Notes	$16,121,786	$9,984,826
Mortgage note payable to Security State Bank of Aitkin	226,294	–
Note payable to John O. Hanson dated April 8, 2011, repaid on March 25, 2014	–	200,000
	$16,348,080	$10,184,826

Notes payable by maturity are summarized as follows:

	September 30, 2014	December 31, 2013
2014 and 2015 to September 30	$7,508,370	$5,122,596
Current maturities	7,508,370	5,122,596

2015 before September 30	–	1,266,590
2015 after September 30	1,901,722	–
2016	2,437,811	772,250
2017	2,518,091	549,140
2018	803,172	2,297,250
2019 and thereafter	1,178,914	177,000
Long term debt	8,839,710	5,062,230
Total	$16,348,080	$10,184,826

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

As of September 30, 2014 and December 31, 2013, there were no borrowings outstanding under the ABN AMRO Margin Agreement and the Company was in compliance with all covenants.

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

The Company made interest payments of $466,789, $150,778, $1,006,566, and $269,539 during the three and nine month periods ended September 30, 2014 and 2013, respectively. Total accrued interest on the Subordinated Notes at September 30, 2014 and December 31, 2013 was $690,797 and $354,094, respectively.

As of September 30, 2014, the Company had $16,121,786 of its Subordinated Notes outstanding as follows:

Initial Term	Principal Amount	Weighted Average Interest Rate
3 months	$495,850	13.03%
6 months	215,388	8.25%
1 year	5,750,154	12.50%
2 years	2,200,666	13.12%
3 years	2,715,748	14.35%
4 years	723,385	14.79%
5 years	3,035,605	15.94%
10 years	984,990	14.56%
Total	$16,121,786	13.73%

Weighted average term	34.6 mos

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

As of September 30, 2014, there were no borrowings outstanding under the RBC Line and the Company was in compliance with all terms and conditions.

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

As of September 30, 2014, the Company was in compliance with all terms and conditions of the Security State Mortgage.

13.	Ownership

As of September 30, 2014 and December 31, 2013, the Company’s ownership is as presented below:

	Series A Preferred		Common
	Units held	Percent of class	Units held	Percent of class
Timothy S. Krieger	496	100.00%	4,935	99.50%
Summer Enterprises, LLC	–	0.00%	25	0.50%
Total	496	100.00%	4,960	100.00%

14.	Related Party Transactions

Interest expense associated with notes payable to related parties was $10,082 and $41,632 for the three and nine month periods ended September 30, 2013. There were no notes payable to related parties for the three and nine month periods ending September 30, 2014.

On June 23, 2011, the building in which the Company leases its Lakeville, Minnesota office space was sold to Kenyon Holdings, LLC (“Kenyon”), a company owned by Mr. Krieger and Keith W. Sperbeck, its Vice President of Operations. On January 1, 2013, the Company and Kenyon entered into a five year lease expiring December 31, 2017 for 11,910 square feet at a monthly rent of $12,264. On September 25, 2014, the lease was amended to reduce the square footage to 10,730 and monthly rent to $11,113. For rent, real estate taxes, and operating expenses, the Company paid Kenyon $55,201, $38,854, $154,052 and $175,492 for the three and nine months ended September 30, 2014 and 2013, respectively.

Effective January 1, 2013, in connection with the purchase of David B. Johnson’s units by Mr. Krieger, the Company entered into the NCA with Mr. Johnson, a current governor and former member of the Company, pursuant to which the Company is obligated to pay Mr. Johnson $500,000 in 24 equal monthly installments of $20,833 each. The total amount paid pursuant to the NCA during the three and nine month periods ended September 30, 2014 and 2013 was $62,500 and $187,500, respectively.

On March 5, 2013, CEF entered into a 36 month lease for 1,800 square feet of office space in Tulsa, Oklahoma with the Brandon J. and Heather N. Day Revocable Trust at a monthly rent of $3,750. Mr. Day is an employee of CEF, a second-tier subsidiary of the Company. Total rent paid for the three month periods ended September 30, 2014 and 2013 was $11,250, and total rent paid for the nine month periods then ended was $33,750 and $30,000, respectively.

In connection with the Company’s initial investment of $1.0 million in Ultra Green (see “Note 10 – Convertible Promissory Note”), the Company paid a 10% commission to Cedar Point Capital, LLC, a registered broker dealer (“Cedar Point”). David Johnson, a member of the Company’s Board of Governors, is the sole owner of Cedar Point. No commissions were paid on the Company’s follow-on investments.

On June 17, 2014, the building in which the Company leases its Chandler, Arizona office space occupied by certain of its retail business functions was purchased by Fulton Marketplace, LLC (“Fulton”), a company owned by Mr. Krieger and Mr. Sperbeck. Effective August 1, 2014, the Company and Fulton entered into a five year lease expiring July 31, 2019, subject to two consecutive five year extension periods, for 2,712 square feet. The rent for the first lease year is $4,068 per month and it will increase by 3% annually at the start of each lease year thereafter. The Company incurred $10,706 for the three and nine months ended September 30, 2014 for rent, real estate taxes, and operating expenses.

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

On November 14, 2014, TCE reached a settlement with FERC regarding the Investigation and the NAV. The settlement requires TCE to pay $978,186 plus interest of $127,638 as disgorgement of profits and $2,500,000 as a civil penalty, for a total of $3,605,824. Within 10 days of the effective date, TCE will pay $500,000 to MISO as disgorgement and beginning with the second quarter 2015, TCE shall pay the remainder in 16 equal quarterly installments, first to MISO as disgorgement until it is fully paid, and thereafter to the Treasury in satisfaction of the penalty. The Company further agreed to implement certain procedures to improve compliance. Failure to comply with the terms and conditions will be deemed a violation of the final order and may subject the Company to additional action.

Former Employee Litigation

On February 1, 2011, the Company commenced a major restructuring of the operations of TCPC and all personnel were terminated, although several were subsequently re-hired. During the course of 2011, three former employees of TCPC commenced legal proceedings and brought separate summary judgment applications seeking damages aggregating C$3,367,000 for wrongful dismissal and payment of performance bonuses. The Company filed a counterclaim for C$3,096,000 against one of the former employees for losses suffered, inappropriate expenses, and related matters. Two of the three summary judgment applications were dismissed on January 12, 2012. All three summary judgment applications were appealed and were heard on July 4, 5, and 6, 2012 by the Alberta Court of Queen’s Bench. On July 6, 2012, the court dismissed two of the three applications and allowed the third, awarding summary judgment against TCPC for a portion of the claim amounting to C$1,376,726. This third matter will hereinafter be referred to as the “TCPC judgment action”.

In 2013, the former employees brought applications to amend their pleadings to include as additional defendants certain TCPC U.S. affiliates (“Twin Cities USA”). One of the former employees proceeded with the application and the others were adjourned. The application that proceeded went forward on April 29 and 30, 2013. In a decision dated January 31, 2014, the Court of Queen’s Bench dismissed the applications to add additional defendants but allowed certain refinements to the pleadings. Thereafter the Company and TCPC consented to an amendment of pleadings of the other employees consistent with the Court’s ruling.

In addition, on January 31, 2014 within the “TCPC judgment action” the Court of Queen’s Bench ordered Twin Cities USA to post security for costs in the sum of C$75,000 together with security for judgment in the sum of C$1,376,726. In order to preserve its claims and counterclaims against the former employees in the TCPC judgment action, Twin Cities USA posted security for the judgment and costs and continues to maintain that security pending further order or direction form the Court of Queen’s Bench.

Twin Cities USA and TCPC intend to continue to vigorously defend against the allegations and claims of the former employees and have filed counterclaims or amended counterclaims for losses suffered and costs incurred in responding to the FERC investigation, inappropriate expenses, and related matters.

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

BOR Charges: During the period from July 2009 to July 2011, due to its participation in PJM, the Company was required to pay certain balancing operating reserve (“BOR”) charges. During the same period, DC Energy, LLC and DC Energy Mid-Atlantic, LLC (collectively, “DC Energy”) were determined to have inappropriately avoided such payments by reporting certain transactions as internal bilateral transactions. A FERC order dated July 12, 2013 on Docket No. EL12-8-001 denied rehearing on a complaint by DC Energy with respect to PJM’s plan to retroactively bill them for these charges. PJM’s settlement reruns associated with these adjustments began in July 2013 and were expected to take approximately six months to complete. Through September 30, 2014, the Company had received refunds totaling $611,093 from PJM ($494,771 in 2013 and $116,322 in 2014) that have been recognized as revenue. On April 28, 2014, DC Energy and PJM filed a proposed settlement with FERC which required its approval. On September 29, 2014, FERC issued an order accepting the proposed settlement agreement.  This action allows the Company to retain the funds that have already been received and the approved settlement agreement will be considered final if rehearing is not requested of FERC by November 29, 2014.

PJM Up To Congestion Fees

On August 29, 2014, FERC initiated a proceeding under Section 206 of the Federal Power Act, as amended, described in Docket No. EL14-37-000 regarding how PJM treats up-to-congestion (“UTC”) transactions in the market (the “§206 proceeding”). The purpose of the proceeding is for FERC to examine how uplift is, or should be, allocated to all virtual transactions within the PJM market. The Company is an active trader of these UTCs.

Currently, under PJM’s Tariff and Operating Agreement, UTCs are treated differently under its FTR forfeiture rule than are INCs and DECs, two other types of virtual transactions. Further, INCs and DECs are subject to uplift charges, but UTCs are not. In Docket No EL14-37-000, FERC noted that should any uplift be charged UTCs, it would apply such back to the date that notice of the proceeding was published in the Federal Register (September 8, 2014), thus setting a “refund effective date”. From the refund effective date to September 30, 2014, the Company traded approximately 415,000 MWh of UTCs in PJM.

Although the Company’s UTC trading activity exposes it to potential uplift charges, none have been billed as the investigation is still pending. Further, TCPH has not established any reserves for such as management is uncertain as to the probability, amount, and timing of the actual payment, if any, that might be due.

Letter of Credit

On June 24, 2014, the Company’s restricted cash balance of $320,188 was returned by the City of Lakeville and a letter of credit in favor of Cyclone Partners, LLC was issued by Vermillion State Bank for the same amount. The note evidencing the letter of credit matures on demand, and advances, up to a maximum of $320,188, bears interest at an annual rate of 5.25%, and are secured by a mortgage on the property being developed and the guaranty of Cyclone. As of September 30, 2014 the Company was in compliance with all terms and conditions of the letter of credit.

Guarantees

In the ordinary course, TCPH provides guarantees for the future obligations of TCP, SUM, and CEF with respect to their participation in PJM, NYISO, MISO, and ERCOT. On April 8, 2014, the Company cancelled its guarantee for the benefit of PJM with respect to CEF. On April 14, 2014, TCPH increased its guarantee for the benefit of MISO to $2,000,000. As of September 30, 2014, such guarantees were in an unlimited amount for PJM, an unlimited amount for NYISO, up to $2,000,000 for MISO, and up to $5,000,000 for ERCOT.

On August 12, 2013, the Company entered into a corporate guaranty in favor of Noble Americas Energy Solutions LLC (“Noble”), pursuant to which, the Company has agreed, among other things, to guarantee, up to a maximum of $1,000,000 plus any costs of enforcement or collection, the prompt and complete payment of all amounts owed to Noble by TSE related to any transactions between TSE and Noble.

On April 25, 2014, the Company entered into a corporate guaranty in favor of Noble pursuant to which the Company has agreed, among other things, to guarantee, up to a maximum of $1,000,000 plus any costs of enforcement or collection, the prompt and complete payment of all amounts owed to Noble by DEG related to any transactions between DEG and Noble.

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

Trading profits and sales are classified as “foreign” or “domestic” based on the location where the trade or sale originated. For the three and nine month periods ended September 30, 2014 and the year ended December 31, 2013, all such transactions were “domestic.” Furthermore, the Company has no long-lived assets in foreign jurisdictions.

These segments are managed separately because they operate under different regulatory structures and are dependent upon different revenue models. The performance of each is evaluated based on the operating income or loss generated.

Certain amounts reported in prior periods have been reclassified to conform to the current period’s presentation.

Information on segments for the three and nine month periods ended September 30, 2014 is as follows:

	Wholesale Trading	Retail Energy Services	Real Estate Development	Corporate, Net of Eliminations	Consolidated Total

Three Months Ended September 30, 2014
Wholesale trading	$496,238	$54,730	$–	$–	$550,968
Retail energy services	–	2,988,460	–	–	2,988,460
Revenues, net	496,238	3,043,190	–	–	3,539,428

Costs of retail electricity sold	–	2,629,531	–	–	2,629,531
Retail sales and marketing	–	40,622	–	–	40,622
Compensation and benefits	1,070,568	106,581	–	378,713	1,555,862
Professional fees	615,761	205,677	2,200	165,060	988,698
Other general and administrative	3,681,315	301,361	11,605	(543,709)	3,450,572
Trading tools and subscriptions	261,937	108,705	755	4,308	375,705
Operating costs and expenses	5,629,581	3,392,477	14,560	4,372	9,040,990
Operating income (loss)	$(5,133,343)	$(349,287)	$(14,560)	$(4,372)	$(5,501,562)

Capital expenditures	$–	$34,014	$32,504	$29,884	$96,402

Nine Months Ended September 30, 2014
Wholesale trading	$27,310,284	$2,105,208	$–	$–	$29,415,492
Retail energy services	–	8,115,008	–	–	8,115,008
Revenues, net	27,310,284	10,220,216	–	–	37,530,500

Costs of retail electricity sold	–	8,896,838	–	–	8,896,838
Retail sales and marketing	–	192,017	–	–	192,017
Compensation and benefits	13,038,791	273,030	–	1,167,182	14,479,003
Professional fees	2,049,757	700,579	2,200	734,358	3,486,894
Other general and administrative	6,016,006	904,408	71,160	(1,873,131)	5,118,443
Trading tools and subscriptions	669,851	300,581	2,223	32,471	1,005,126
Operating costs and expenses	21,774,405	11,267,453	75,583	60,880	33,178,321
Operating income (loss)	$5,535,879	$(1,047,237)	$(75,583)	$(60,880)	$4,352,179

Capital expenditures	$15,218	$720,635	$89,009	$121,374	$946,236

Information on segments at September 30, 2014 is as follows:

	Wholesale Trading	Retail Energy Services	Real Estate Development	Corporate, Net of Eliminations	Consolidated Total
At September 30, 2014
Identifiable Assets
Cash - unrestricted	$1,758,176	$172,341	$399	$1,006,795	$2,937,711
Cash in trading accounts	15,093,874	1,419,499	–	–	16,513,373
Accounts receivable - trade	1,017,188	1,541,590	–	852	2,559,630
Prepaid expenses and other assets	142,438	121,401	3,731	233,915	501,485
Total current assets	18,011,676	3,254,831	4,130	1,241,562	22,512,199

Property, equipment, and furniture, net	67,448	88,970	1,000	623,190	780,608

Intangible assets, net	–	346,196	–	62,500	408,696
Deferred financing costs, net	–	–	–	248,737	248,737
Cash - restricted	67,770	–	–	1,251,601	1,319,371
Land held for development	–	–	551,990	–	551,990
Investment in convertible notes	–	–	–	1,566,545	1,566,545
Total assets	$18,146,894	$3,689,997	$557,120	$4,994,135	$27,388,146

Identifiable Liabilities and Equity
Current portion of:
Senior notes payable	$–	$–	$–	$7,032	$7,032
Subordinated notes	–	–	–	7,501,338	7,501,338
Accounts payable - trade	421,306	743,894	21,667	472,863	1,659,730
Accrued expenses	–	495,013	–	3,695	498,708
Accrued compensation.	829,804	–	–	15,000	844,804
Accrued interest	–	–	–	690,797	690,797
Obligations under settlement agreement	888,228	–	–	–	888,228
Obligations under non-competition agreement	–	–	–	62,500	62,500
Total current liabilities	2,139,338	1,238,907	21,667	8,753,225	12,153,137

Senior notes payable	–	–	–	219,262	219,262
Obligations under settlement agreement	2,717,596	–	–	–	2,717,596
Subordinated notes	–	–	–	8,620,448	8,620,448
Total liabilities	4,856,934	1,238,907	21,667	17,592,935	23,710,443

Investment in subsidiaries	6,371,223	6,324,868	699,372	(13,395,463)	–

Series A preferred equity	–	–	–	2,745,000	2,745,000
Common equity	6,220,871	(4,308,715)	(163,919)	(1,948,337)	(200,100)
Accumulated other comprehensive income	697,866	434,937	–	–	1,132,803
Total members' equity	13,289,960	2,451,090	535,453	(12,598,800)	3,677,703
Total liabilities and equity	$18,146,894	$3,689,997	$557,120	$4,994,135	$27,388,146

Information on segments for the three and nine month periods ended September 30, 2013 is as follows:

	Wholesale Trading	Retail Energy Services	Real Estate Development	Corporate, Net of Eliminations	Consolidated Total
Three Months Ended September 30, 2013
Wholesale trading	$9,945,697	$–	$–	$–	$9,945,697
Retail energy services	–	2,274,917	–	–	2,274,917
Revenues, net	9,945,697	2,274,917	–	–	12,220,614

Costs of retail electricity sold	–	2,218,996	–	–	2,218,996
Retail sales and marketing	–	36	–	–	36
Compensation and benefits	4,242,612	53,475	–	497,065	4,793,152
Professional fees	126,944	115,603	–	215,861	458,408
Other general and administrative	1,286,946	211,792	–	(719,121)	779,617
Trading tools and subscriptions	210,254	4,018	–	7,569	221,841
Operating costs and expenses	5,866,756	2,603,920	–	1,374	8,472,050
Operating income (loss)	$4,078,941	$(329,003)	$–	$(1,374)	$3,748,564

Capital expenditures	$2,018	$–	$–	$16,855	$18,873

Nine Months Ended September 30, 2013
Wholesale trading	$24,534,563	$–	$–	$–	$24,534,563
Retail energy services	–	5,310,275	–	–	5,310,275
Revenues, net	24,534,563	5,310,275	–	–	29,844,838

Costs of retail electricity sold	–	5,501,298	–	–	5,501,298
Retail sales and marketing	–	461	–	–	461
Compensation and benefits	9,622,450	138,656	–	1,410,447	11,171,553
Professional fees	2,820,216	240,343	–	897,681	3,958,240
Other general and administrative	3,796,649	647,182	–	(2,332,743)	2,111,088
Trading tools and subscriptions	669,763	13,881	–	24,164	707,808
Operating costs and expenses	16,909,078	6,541,821	–	(451)	23,450,448
Operating income (loss)	$7,625,485	$(1,231,546)	$–	$451	$6,394,390

Capital expenditures	$32,567	$–	$–	$43,629	$76,196

17.	Subsequent Events

From October 1 to November 12, 2014, the Company sold additional Subordinated Notes totaling $1,473,700 with a weighted average term of 37.3 months and bearing a weighted average interest rate of 13.75%.

On October 14, 2014, REH, TSE, and DEG entered into a Credit Agreement with the Toronto, Ontario branch of Maple Bank GmbH (the “Maple Agreement” and “Maple Bank”), expiring October 31, 2016. The Maple Agreement provides the Company’s retail energy services businesses with a revolving line of credit of up to $5,000,000 in committed amount secured by a first position security interest in all of the assets, a pledge of the equity of such companies by TCPH, and certain guarantees. Availability of loans is keyed to advance rates against certain eligible receivables as defined. Any loans outstanding bear interest at an annual rate equal to 3 month LIBOR, subject to a floor of 0.50%, plus a margin of 6.00%. In addition, the Company is obligated to pay an annual fee of 1.00% of the committed amount on a monthly basis and a monthly non-use fee of 1.00% of the difference between the committed amount and the average daily principal balance of any outstanding loans. The Company is also subject to certain reporting, affirmative, and negative covenants. On October 14, 2014, REH drew down $800,000 from this line of credit and had paid the draw off in full on October 27, 2014.

On November 5, the Company entered into a corporate guaranty in favor of Shell Energy North America L.P. “Shell” pursuant to which the Company has agreed, among other things, to guarantee, up to a maximum of $500,000 plus any costs of enforcement or collection, the prompt and complete payment of all amounts owed to Shell by TSE related to any transactions between TSE and Shell.

On November 5, the Company entered into a corporate guaranty in favor of Shell Energy North America L.P. pursuant to which the Company has agreed, among other things, to guarantee, up to a maximum of $500,000 plus any costs of enforcement or collection, the prompt and complete payment of all amounts owed to Shell by DEG related to any transactions between DEG and Shell.

At the conclusion of the C Note Offering, anticipated to be on November 10, 2014, assuming $9,155,302 of C Notes are sold, and excluding options and warrants for 5,390,000 shares with exercise prices in excess of $0.50, and excluding 2,000,000 Series A Preferred Shares, which would not participate in a sale of Ultra Green other than to receive their cost basis back, Ultra Green will have 1,119,130,554 fully diluted common and common-equivalent shares outstanding. Assuming no additional issuances of common or common-equivalents to others, conversion of the principal amount of its B and C Notes to Series C shares, conversion of the Series C into common shares, and the exercise of the option described above, the Company would own 200,000,000 common shares or 17.87% of the fully diluted shares outstanding. See also “Note 10 – Convertible Promissory Note.”

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

Today, the industry includes any entity producing, selling, distributing, or trading electricity. As of the end of 2012, utilities numbered over 2,100 and included investor-owned, publicly-owned, cooperative, and federal entities - investor-owned utilities accounted for more than 71% of the industry’s revenues, unit sales, and customers. There were also about 110 non-utility power producers. Power marketers and retail energy providers do not own any generation, transmission, or distribution assets but buy and sell in wholesale and retail markets. Other wholesale market participants include banks, hedge funds, private equity firms, and trading houses.

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

The following shows our organizational structure as of September 30, 2014 (active entities only):

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

For the three and nine months ended September 30, 2014 and 2013, financial and virtual electricity represented 100% of our total trading volume in FERC-regulated markets, that is, we traded no physical power during these periods in our wholesale segment.

Retail Energy Services

On June 29, 2012, TCP acquired certain assets and the business of Community Power & Utility LLC, a retail energy supplier serving residential and small commercial markets in Connecticut. The business was re-named TSE, and beginning on July 1, 2012, the Company began selling electricity to retail accounts. During late 2012 and early 2013, TSE applied for retail electricity supplier licenses for the states of Massachusetts, New Hampshire, and Rhode Island which were issued on various dates in 2013. On January 2, 2014, the Company acquired DEG, a retail energy business licensed by the states of Maryland, New Jersey, Pennsylvania, and Ohio. These eight states incorporate the service territories of 32 investor-owned electric utilities and as of September 30, 2014, the Company was actively marketing its services in ten of these.

Projected margins in specific utility service territories ultimately determine where the Company deploys its retail marketing resources and obtains customers. To date, our customer base consists largely of residential consumers with a few small commercial accounts. We primarily use direct marketing strategies to sell our services and our customers may typically cancel their contracts at any time.

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

Our retail operations follow GAAP guidance that permits “hedge accounting”. To qualify for hedge accounting, the relationship between the “hedged item” - say power purchases for a given delivery zone - and a derivative used as a “hedging instrument” - say, a swap contract for future delivery of electricity at a related hub - must meet extensive documentation requirements and hedge effectiveness and ineffectiveness must be assessed and measured on an on-going basis. For these derivatives “designated” as cash flow hedges, the effective portion of any change in the hedging instrument’s fair value is recorded as other comprehensive income and deferred until the change in value of the hedged item is recognized in earnings. Our risk management policies also permit the use of undesignated derivatives which we refer to as “economic hedges”. For an undesignated economic hedge, all changes in the derivative financial instrument’s fair value are recognized currently in revenues.

The table below details our open derivative contracts held for trading purposes, as undesignated, economic hedges by our retail segment, and as cash flow hedges by our retail segment as of September 30, 2014:

Open Derivative Contracts

As of September 30, 2014

					Fair Value
Segment and contract type	Hub or zone	Delivery period	Final settlement	MWh long (short)	Asset	Liability
Wholesale Trading
Electricity future	PJM West Hub	daily	daily	11,200	$3,480	$–
Electricity futures	AESO	Q4 2014	various	109,720	254,664	690,763
Electricity futures	AESO	Q1 2015	various	77,120	1,410,362	1,556,897
Subtotals, wholesale trading segment.				198,040	1,668,506	2,247,660
Retail Energy Services - Economic Hedges
Electricity futures	PJM West Hub	Q4 2014	various	14,850	17,088	46,370
Electricity futures	PJM West Hub	Q1 2015	various	17,355	200,012	–
Electricity futures	PJM West Hub	Q2 2015	various	14,280	–	50,416
Electricity futures	PJM West Hub	Q3 2015	various	16,240	75,408	45,264
Electricity futures	PJM West Hub	Q4 2015	various	21,285	98	96,368
Subtotals, retail energy services segment, economic hedges				84,010	292,606	238,418
Retail Energy Services - Designated Cash Flow Hedges
Electricity futures	ISO-NE Mass Hub and CT Zone	Q4 2014	various	24,232	379,114	76,392
Electricity futures	ISO-NE Mass Hub	Q1 2015	various	11,816	253,690	7,480
Electricity futures	ISO-NE Mass Hub	Q2 2015	various	32,128	37,400	90,998
Electricity futures	ISO-NE Mass Hub	Q3 2015	various	18,480	60,344	148,636
Electricity futures	ISO-NE Mass Hub	Q4 2015	various	1,760	27,895	–
Subtotals, retail energy services segment, cash flow hedges				88,416	758,443	323,506
Totals				370,466	$2,719,555	$2,809,584

The table below details our open derivative contracts held for trading purposes, as undesignated, economic hedges by our retail segment, and as cash flow hedges by our retail segment as of December 31, 2013:

Open Derivative Contracts

As of December 31, 2013

					Fair Value
Segment and contract type	Hub or zone	Delivery period	Final settlement	MWh long (short)	Asset	Liability
Wholesale Trading
Electricity futures	PJM West Hub	daily	daily	23,200	$–	$55,448
Electricity futures	AESO	Q1 2014	various	60,600	614,592	631,708
Subtotals, wholesale trading segment				83,800	614,592	687,156
Retail Energy Services - Economic Hedges
Electricity futures	ISO-NE Mass Hub, NYISO Zone G, and PJM West Hub	Q1 2014	various	22,200	60,226	36,724
Electricity futures	PJM West Hub	Q2 2014	various	5,120	1,932	7,660
Electricity futures	PJM West Hub	Q3 2014	various	5,120	40,856	4,872
Electricity futures	PJM West Hub	Q3 2014	various	5,120	–	21,416
Subtotals, retail energy services segment, economic hedges				37,560	103,014	70,672
Retail Energy Services - Designated as Cash Flow Hedges
Electricity futures	ISO-NE Mass Hub	Q1 2014	various	12,200	289,338	–
Electricity futures	ISO-NE Mass Hub	Q2 2014	various	8,560	2,436	24,564
Electricity futures	ISO-NE Mass Hub	Q3 2014	various	5,120	11,588	251
Electricity futures	ISO-NE Mass Hub	Q4 2014	various	6,880	113,948	35,880
Subtotals, retail energy services segment, cash flow hedges				32,760	417,310	60,695
Totals				154,120	$1,134,916	$818,523

Results of Operations

Three Months Ended September 30, 2014 and 2013

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Three Months Ended September 30,
	2014		2013		Increase (decrease)
Dollars in thousands	Dollars	Percent	Dollars	Percent	Dollars	Percent

Revenue
Wholesale trading revenue, net	$551	15.6%	$9,946	81.4%	$(9,395)	-94.5%
Retail electricity revenue	2,988	84.4%	2,275	18.6%	713	31.3%
Net revenue	3,539	100.0%	12,221	100.0%	(8,682)	-71.0%

Operating costs & expenses
Cost of retail electricity sold	2,629	74.3%	2,219	18.2%	410	18.5%
Retail sales and marketing	41	1.2%	1	0.0%	40	4000.0%
Compensation and benefits	1,556	44.0%	4,793	39.2%	(3,237)	-67.5%
Professional fees	989	27.9%	458	3.7%	531	115.9%
Other general & administrative	3,451	97.5%	780	6.4%	2,671	342.4%
Trading tools & subscriptions	376	10.5%	222	1.7%	154	69.4%
Total operating expenses	9,042	255.5%	8,473	69.3%	569	6.7%
Operating income (loss)	(5,503)	-155.5%	3,748	30.7%	(9,251)	-246.8%

Interest expense	(604)	-17.1%	(381)	-3.1%	(223)	58.5%
Interest income	48	1.4%	6	-0.1%	42	700.0%
Gain (loss) on foreign currency exchange	(142)	-4.0%	3	0.0%	(145)	-4833.3%
Realized gain on sale of marketable securities	63	1.8%	–	0.0%	63	na
Other income	3	0.1%	–	0.0%	3	na
Other expense, net	(632)	-18.0%	(372)	-3.0%	(260)	69.9%
Net income (loss)	(6,135)	-173.4%	3,376	27.6%	(9,511)	-281.7%

Preferred distributions	(137)	-3.9%	(137)	-1.1%	–	0.0%
Net income (loss) attributable to common	$(6,272)	-177.1%	$3,239	26.5%	$(9,511)	-293.6%

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

According to NOAA data, for the three months ended September 30, 2014, heating degree-days for the U.S. were 80 or 10% above the figure for the same period in 2013 of 73 and 1% below the 30 year normal of 81. Cooling degree-days during the third quarter of 2014 totaled 764 compared to 791 in 2013 and a normal of 816. The average temperature for the 2014 period was 70.5°F, making the quarterly period about 1% cooler than normal and last year’s 71.5°F.

During the third quarter of 2014, the Henry Hub natural gas spot price averaged $3.96/MCF, 12% above 2013’s $3.55 mark and 10% above the 5 year average price of $3.60. Supplies of gas during 2014 were adequate. Weekly storage levels averaged 2,554 BCF or 17% less than in 2013’s level of 3,063 BCF and 18% lower than the 5 year average of 3,113.

	Three Months Ended September 30,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2014	2013	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	80	73	81	7	10%	(1)	-1%
Cooling degree-days	764	791	816	(27)	-3%	(52)	-6%
Avg temperature (°F)	70.5°F	71.5°F	71.5°F	-1.0°F	-1%	-0.9°F	-1%

Natural Gas
Henry Hub spot price ($/MCF)	3.96	3.55	3.60	0.42	12%	0.37	10%
Working gas in underground storage, Lower 48 states, EIA weekly estimates (BCF)	2,554	3,063	3,113	(508)	-17%	(558)	-18%

____________________

1 - "LTA" abbreviates long term average. For weather data, the 30 year period is 1984-2013 and for natural gas the 5 year period is 2009-2013.

The average for the PJM West Hub peak price during the three months ended September 30, 2014 was $41.11/MWh with a standard deviation of $6.31 resulting in a coefficient of variation of 15%, compared to $47.65/MWh, $25.42, and 53% for the same period in 2013. As shown by the table below, price volatility in the 2014 period was considerably lower than that of the 2013 period.

	Three Months Ended September 30,
PJM West Hub Peak Day Ahead			Increase (decrease)
	2014	2013	Units	Percent
Price ($/MWh)
Average	41.11	47.65	(6.54)	-14%
Maximum	65.21	153.85	(88.65)	-58%
Minimum	30.97	31.18	(0.21)	-1%
Standard deviation	6.31	25.42	(19.11)	-75%
Coefficient of variation (stdev ÷ avg)	15%	53%	-38%	-71%

Daily percentage changes
Average	0.1%	1.9%	-1.8%	-93%
Maximum	35.9%	127.6%	-91.8%	-72%
Minimum	-22.0%	-55.3%	33.3%	-60%
Standard deviation	10.3%	21.3%	-11.0%	-52%

Number of days
Up 10% or more	11	13	(2)	-15%
Between 10% up and 10% down	40	38	2	5%
Down 10% or more	13	13	–	0%

On November 14, 2014, the Company settled with FERC. See “Note 15 – FERC Investigation”. Disgorgement of profits, including interest ($1,106,000), is recorded as a reduction of revenue during the period ended September 30, 2014, since the payment relates to the trades that were initially recorded in revenue during the 13 month period from January 1, 2010 to January 31, 2011. With regard to the civil penalty ($2,500,000), the Company has expensed it as an operating expense since the charge results from the Company’s operations.

Largely as a result of these factors for the three months ended September 30, 2014, net trading revenue decreased by $9,395,000 or 94.5% to $551,000 compared to $9,946,000 for the same period in 2013.

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

In the third quarter of 2014, in addition to the designated hedges described below in “costs of retail electricity sold” to which hedge accounting was applied, we also used certain derivative contracts to which hedge accounting was not applied as economic hedges to reduce our exposure to higher costs. Consequently, the gain on these contracts is reported as “wholesale trading revenue, net”. For the three months ended September 30, 2014 and 2013, we recorded wholesale trading revenues of $54,730 and $0, respectively, in our retail energy services segment.

During the third quarter of 2014, exclusive of these gains on economic hedges, we recognized retail sales revenue of $2,988,000 compared to $2,275,000 for 2013, up 31.3%, principally as a result of increased prices and an increased customer count.

The following table summarizes the key operating statistics of our retail business.

	For/At Three Months Ended September 30,
Key Operating Statistics			Increase (decrease)
	2014	2013	Units	Percent
Wholesale trading ($000s)	55	–	55	na
Retail electricity sales ($000s)	2,988	2,275	714	31.4%
Total retail revenues ($000s)	3,043	2,275	768	33.8%

Unit sales (MWh)	33,452	30,862	2,590	8.4%
Average retail price (¢/kWh)	8.93	7.37	1.56	21.2%

Customers receiving service, EoP	14,644	10,116	4,528	44.8%
New customer sign-ups, net of (drops)	4,839	1,911	2,928	153.2%
Avg daily sign-ups (drops)	53	21	32	153.2%

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

During the three months ended September 30, 2014, the Company recorded no revenue or income but capitalized a total of $31,504 of costs associated with its real estate development activities.

Costs of retail electricity sold: Our costs of electricity sold include the cost of purchased power, EDC service fees, renewable energy certificates, bad debt expense, and gains net of losses and commissions on derivative contracts used to hedge power purchase costs. For the three months ended September 30, 2014, the Company purchased electricity sold to retail customers in ISO-NE’s and PJM’s wholesale markets and from certain other wholesale suppliers. The Company is required to maintain cash deposits in separate accounts to meet our wholesale energy vendors’ financial assurance requirements to purchase energy, ancillary services, and capacity which amount is included in “cash in trading accounts”.

During the third quarter of 2014, we fixed part of the cost of the energy sold to our customers using 18,602 MWh of forward physical purchases and 27,200 MWh of derivatives designated as cash flow hedges. For the three months ended September 30, 2014 and 2013, our designated hedges had the effect of increasing cost of retail electricity sold by $243,028 and $105,549, respectively.

As shown by the Open Derivative Contracts table on page 45, as of September 30, 2014, we had designated 88,416 MWh of electricity futures as hedges against the cost of expected 2014 and 2015 electricity purchases. $434,937, representing the net gain on the effective portion of the hedges, was deferred in accumulated other comprehensive income and $302,722 and $132,215 of this amount is expected to be reclassified to cost of retail electricity sold by December 31, 2014 and 2015, respectively.

For the three months ended September 30, 2014, our cost of retail electricity sold, net of gains on designated hedges, increased by $410,000 or 18.5% to $2,629,000 compared to $2,219,000 for the same period in 2013.

Compensation and benefits: Salaries, wages, and related expenses such as employee benefits and payroll taxes consist primarily of base and incentive compensation paid to our administrative officers, energy traders, and other employees.

Even though we hired additional traders in the second quarter of 2014, for the three months ended September 30, 2014, salaries, wages, and related costs decreased by $3,237,000 or 67.5% to $1,556,000 compared to $4,793,000 for the same period in 2013. A substantial portion of our personnel expense is directly related to the revenue we record, since our traders’ compensation is tied to revenue production.

Professional fees: Professional fees consist of legal expenses, audit fees, tax compliance reporting service fees, and other fees paid for outside consulting services.

For the third quarter of 2014, professional fees increased by $531,000 or 115.9% to $989,000 compared to $458,000 for the same period in 2013, due to higher consulting fees, the acquisition of DEG, and increased legal fees related to the FERC investigation.

Other general and administrative: Other general and administrative expenses consist of rent, depreciation, amortization, travel, outside retail marketing and customer service costs, and all other direct office support expenses.

For the three months ended September 30, 2014, these costs increased by approximately $2,671,000 to $3,451,000 compared to $780,000 for the same period in 2013. The increase was primarily related to the FERC settlement; and an increase in amortization expense by $77,000 to $172,000 from $95,000 due to the amortization of certain intangible assets acquired in connection with the DEG acquisition. Also, with the DEG acquisition the entity has accumulated its own general and administrative expenses that did not exist in the same period in 2013. The Company also continues to incur marketing costs and administrative expenses associated with the Notes Offering.

Trading tools and subscriptions: Trading tools and subscriptions consist primarily of amounts paid for services that provide weather reports and forecasting, electrical load forecasting, congestion analysis and other factors relative to electricity production and consumption.

For the period ended September 30, 2014, trading tools and subscriptions expense increased by $154,000 or 69.4% to $376,000 compared to $222,000 for the same period in 2013, primarily due to the acquisition of DEG and the increase in the number of traders.

Other income (expense): Other expense, net of other income, increased by $260,000 to $632,000 for 2014 compared to $372,000 for 2013. As the principal component of other expense, interest expense increased by $223,000 to $604,000 for the three months from $381,000 during the same period in 2013. The increase was attributed primarily to an increase in outstanding debt of $2,651,000 for the three months ended September 30, 2014 compared to an increase of $19,000 for the three months ended September 30, 2013.

Preferred distributions: During the second quarters of 2014 and 2013, we distributed $137,000 to preferred unit holders.

Nine Months Ended September 30, 2014 and 2013

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Nine Months Ended September 30,
Dollars in thousands	2014		2013		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Wholesale trading revenue, net	$29,415	78.4%	$24,535	82.2%	$4,880	19.9%
Retail electricity revenue	8,115	21.6%	5,310	17.8%	2,805	52.8%
Net revenue	37,530	100.0%	29,845	100.0%	7,685	25.7%

Operating costs & expenses
Cost of retail electricity sold	8,897	23.7%	5,501	18.4%	3,396	61.7%
Retail sales & marketing	192	0.5%	1	0.0%	191	19100%
Compensation & benefits	14,479	38.6%	11,172	37.4%	3,307	29.6%
Professional fees	3,487	9.3%	3,958	13.3%	(471)	-11.9%
Other general & administrative	5,118	13.6%	2,111	7.1%	3,007	142.4%
Trading tools & subscriptions	1,005	2.7%	708	2.4%	297	41.9%
Total operating expenses	33,178	88.4%	23,451	78.6%	9,727	41.5%
Operating income	4,352	11.6%	6,394	21.4%	(2,042)	-31.9%

Interest expense	(1,586)	-4.2%	(1,090)	-3.7%	(497)	45.6%
Interest income	100	0.3%	21	0.1%	79	367.3%
Loss on foreign currency exchange	(403)	-1.1%	3	0.0%	(406)	-11953%
Realized gain on sale of marketable securities	66	0.2%	–	0.0%	66	na
Other income	6	0.0%	–	0.0%	6	na
Other expense, net	(1,817)	-4.8%	(1,065)	-3.6%	(752)	70.7%
Income before
income taxes	2,535	6.8%	5,329	17.9%	(2,794)	-52.4%
Income tax provision	–	0.0%	9	0.0%	(9)	-100.0%
Net income	2,535	6.8%	5,320	17.8%	(2,785)	-52.4%

Preferred distributions	(412)	-1.1%	(412)	-1.4%	–	0.0%
Net income attributable to common	$2,123	5.7%	$4,908	16.4%	$(2,785)	-56.7%

Wholesale trading revenue, net: Market conditions in the first nine months of 2014 were exceptionally favorable for us during the first quarter and adverse in the second and third. We successfully capitalized on the exceptional market volatility brought about by the “polar vortex”, which largely disappeared in the April to September period.

According to NOAA data, for the nine months ended September 30, 2014, heating degree-days for the U.S. were 3,054 or 8% above the figure for the same period in 2013 of 2,840 and 11% above the 30 year normal of 2,745. Cooling degree-days during the nine months ended September 30, 2014 totaled 1,182 compared to 1,193 in 2013 and a normal of 1,227. The average temperature for the 2014 period was 55.2°F, making the quarterly period about 3% cooler than normal (59.6°F) and 1% cooler than last year’s 55.9°F.

During the first nine months of 2014, the Henry Hub natural gas spot price averaged $4.57/MCF, 24% above 2013’s $3.69 mark and 21% above the 5 year average price of $3.76. Supplies of gas during 2014 were adequate. Weekly storage levels averaged 1,832 BCF or 27% less than in 2013’s level of 2,523 and 28% lower than the 5 year average of 2,547.

	Nine Months Ended September 30,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2014	2013	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	3,054	2,840	2,745	214	8%	309	11%
Cooling degree-days	1,182	1,193	1,227	(11)	-1%	(45)	-4%
Avg temperature (°F)	55.2°F	55.9°F	56.9°F	-0.7°F	-1%	-1.7°F	-3%

Natural Gas
Henry Hub spot price ($/MCF)	4.57	3.69	3.76	0.88	24%	0.81	21%
Working gas in underground storage, Lower 48 states, EIA weekly estimates (BCF)	1,832	2,523	2,547	(691)	-27%	(716)	-28%

 _____________________

1 - "LTA" abbreviates long term average. For weather data, the 30 year period is 1984-2013 and for natural gas the 5 year period is 2009-2013.

The average for the PJM West Hub peak price during the nine months ended September 30, 2014 was $64.50/MWh with a standard deviation of $62.18 resulting in a coefficient of variation of 96%, compared to $44.27/MWh, $16.31, and 37% for the same period in 2013. As shown by the table below, price volatility was generally much higher in the 2014 period as compared to 2013.

	Nine Months Ended September 30,
PJM West Hub Peak Day Ahead			Increase (decrease)
	2014	2013	Units	Percent
Price ($/MWh)
Average	64.50	44.27	20.23	46%
Maximum	655.75	153.85	501.89	326%
Minimum	30.97	29.70	1.26	4%
Standard deviation	62.18	16.31	45.87	281%
Coefficient of variation (stdev ÷ avg)	96%	37%	60%	162%

Daily percentage changes
Average	3.3%	1.2%	2.1%	183%
Maximum	200.3%	127.6%	72.7%	57%
Minimum	-78.1%	-55.3%	-22.8%	41%
Standard deviation	28.9%	15.7%	13.2%	85%

Number of days
Up 10% or more	51	38	13	34%
Between 10% up and 10% down	90	119	(29)	-24%
Down 10% or more	50	34	16	47%

Largely as a result of these factors, including the resolution of the FERC settlement, for the nine months ended September 30, 2014, net trading revenue increased by $4,880,000 or 19.9% to $29,415,000 compared to $24,535,000 for the same period in 2013.

Retail electricity sales: During the nine months ended September 30, 2014, we recognized retail sales revenue of $8,115,000 compared to $5,310,000 for 2013, up 52.8%, principally as a result of increases in the amount of energy used per customer, increased prices, and an increased customer count.

For the nine month period ended September 30, 2014, in addition to the designated hedges described below in “costs of retail electricity sold” to which hedge accounting was applied, we also used certain derivative contracts to which hedge accounting was not applied as economic hedges to reduce our exposure to higher costs. Consequently, the gain on these contracts is reported as “wholesale trading revenue, net.” For the nine month periods ended September 30, 2014 and 2013, we recorded wholesale trading revenues of $2,105,000 and $0, respectively, in our retail energy services segment.

The following table summarizes the key operating statistics of our retail business for the first nine months of 2014 and 2013.

	For/At Nine Months Ended September 30,
Key Operating Statistics			Increase (decrease)
	2014	2013	Units	Percent
Wholesale trading ($000s)	2,105	–	2,105	na
Retail electricity sales ($000s)	8,115	5,310	2,805	52.8%
Total retail revenues ($000s)	10,220	5,310	4,910	92.5%

Unit sales (MWh)	80,655	71,327	9,328	13.1%
Average retail price (¢/kWh)	10.06	7.44	2.62	35.1%

Customers receiving service, EoP	14,644	10,116	4,528	44.8%
New customer sign-ups, net of (drops)	3,679	6,729	(3,050)	-45.3%
Avg daily sign-ups (drops)	13	25	(11)	-45.3%

Real estate development, net: During the nine months ended September 30, 2014, the Company recorded no revenue or income but capitalized a total of $88,009 of costs associated with its real estate development activities.

Costs of retail electricity sold: During the nine months ended September 30, 2014, we fixed part of the cost of the energy sold to our customers using 27,885 MWh of forward physical purchases and 59,075 MWh of derivatives designated as cash flow hedges. For the nine months ended September 30, 2014 and 2013, our designated hedges had the effect of decreasing cost of retail electricity sold by $175,521 and $147,694, respectively.

Principally as a result of increases in the amount of energy used per customer, increased costs, and an increase customer count, for the nine months ended September 30, 2014, our cost of retail electricity sold, net of gains on designated hedges, increased by $3,396,000 or 61.7% to $8,897,000 compared to $5,501,000 for the same period in 2013.

Compensation and benefits: For the nine months ended September 30, 2014, salaries, wages, and related costs increased by $3,007,000 or 29.6% to $14,479,000 compared to $11,172,000 for the same period in 2013. Our personnel expense is directly related to the revenue we record, since our traders’ compensation is tied to revenue production.

Professional fees: For the nine months ended September 30, 2014, professional fees decreased by $471,000 to $3,487,000 compared to $3,958,000 for the same period in 2013, primarily due to higher consulting fees incurred in the comparable 2013 period.

Other general and administrative: For the nine months ended September 30, 2014, these costs increased by approximately $3,007,000 to $5,118,000 compared to $2,111,000 for 2013. The increase was primarily related to the FERC settlement and an increase in amortization expense by $272,000 to $541,000 from $269,000 due to the amortization of certain intangible assets acquired in connection with the DEG acquisition. In addition, DEG incurred an additional $92,000 of general and administrative expenses in the period that were not present in 2013. Finally, the Company donated $50,000 and $0 to charities during the periods ending September 30, 2014 and 2013, respectively, and continues to incur marketing costs and administrative expenses associated with the Notes Offering.

Trading tools and subscriptions: For the nine months ended September 30, 2014, trading tools and subscriptions expense increased by $297,000 or 41.9% to $1,005,000 compared to $708,000 for the same period in 2013, primarily due to the acquisition of DEG and the increase in the number of traders.

Other income (expense): Other expense, net of other income, increased by $752,000 to $1,817,000 for the first nine months of 2014 compared to $1,065,000 for the same period in 2013. As the principal component of other expense, interest expense increased by $497,000 to $1,586,000 for the year to date from $1,090,000 during 2013. The increase was attributed primarily to an increase in outstanding debt of $6,163,000 for the nine month period ended September 30, 2014 compared to $2,079,000 for the nine month period ended September 30, 2013.

Preferred distributions: During the nine months ended September 30, 2014 and 2013, we distributed $412,000 to preferred unit holders.

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

While we believe we have sufficient cash on hand, coupled with anticipated cash generated from operating activities and the anticipated proceeds from our Notes Offering to meet our operating cash requirements for at least the balance of 2014, we regularly evaluate other potential sources of capital, which may include sourcing additional financing in the form of debt in order to provide added flexibility to support our working capital needs and reduce our overall costs of borrowing. In addition, the Company currently has sufficient liquidity for its operating requirements and expects to use a portion of its available cash to finance additional retail energy expansion and acquisitions.

The following table is presented as a measure of our liquidity and capital resources as of the dates indicated:

	At
Dollars in thousands	September 30, 2014		December 31, 2013		Increase (decrease)
	Dollars	Percent of total assets	Dollars	Percent of total assets	Dollars	Percent
Liquidity
Cash - unrestricted	$2,938	10.7%	$3,190	18.2%	$(252)	-7.9%
Cash in trading accounts	16,513	60.3%	10,484	59.7%	6,029	57.5%
Accounts receivable - trade	2,560	9.3%	1,315	7.5%	1,245	94.7%
Total liquid assets	22,011	80.4%	14,989	85.4%	7,022	46.8%
Total assets	$27,388	100.0%	$17,562	100.0%	$9,826	56.0%

Capital Resources
Current	$7,508	27.4%	$5,123	29.2%	$2,385	46.6%
Long term	8,840	32.3%	5,062	28.8%	3,778	74.6%
Total debt	16,348	59.7%	10,185	58.0%	6,163	60.5%

Series A preferred	2,745	10.0%	2,745	15.6%	–	0.0%
Common	933	3.4%	2,003	11.4%	(1,070)	(53.4%	)
Total equity	3,678	13.4%	4,748	27.0%	(1,070)	(22.5%	)
Total capitalization	$20,026	73%	$14,933	84.9%	$5,093	34.1%

The table below summarizes our primary sources and uses of unrestricted cash for the nine months ended September 30, 2014 and 2013 as derived from the statements of cash flows included in this Form 10-Q.

	For the Nine Months Ended September 30,
Dollars in thousands			Increase (decrease)
	2014	2013	Dollars	Percent
Net cash
provided by (used in):
Operating activities	$733	$9,197	$(8,464)	(92.0)%
Investing activities	(3,243)	(263)	(2,980)	1133.1%
Financing activities	1,897	(521)	2,418	364.1%
Net cash flow	(613)	8,413	(9,026)	(107.3)%

Effect of exchange
rate changes on cash	360	(170)	530	211.8%

Cash - unrestricted:
Beginning of period	3,190	772	2,418	313.2%
End of period	$2,937	$9,014	$(6,078)	(67.4)%

At September 30, 2014, our debt totaled $16,348,000 compared to $10,185,000 as of the prior year end. For the nine months ended September 30, 2014, we generated $733,000 of cash from operating activities and used $3,243,000 for investments in property, equipment, furniture, land held for development, certain securities, and restricted cash. Financing activities provided net cash of $1,897,000, including a net increase in debt of $5,935,000 and the payment of $4,038,000 in distributions. Of the total distribution amount, $412,000 was paid to the holder of our preferred units and $3,626,000 was paid to our common unit-holders.

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

For the nine month periods ended September 30, 2014 and 2013, we incurred $953,000 and $841,000, respectively, of offering-related expenses, including marketing and printing expense, legal and accounting fees, filing fees, and trustee fees. These costs and expenses are expensed as incurred. From the effective date of May 10, 2012 through August 13, 2014, we have sold a total of $17,619,689 in principal amount of Notes and repaid $1,497,903, for a net raise to date of $16,121,786, exclusive of offering costs as described above.

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

On October 14, 2014, REH, TSE, and DEG entered into a Credit Agreement with the Toronto, Ontario branch of Maple Bank GmbH (the “Maple Agreement” and “Maple Bank”), expiring October 31, 2016. The Maple Agreement provides the Company’s retail energy services businesses with a revolving line of credit of up to $5,000,000 in committed amount secured by a first position security interest in all of the assets, a pledge of the equity of such businesses by TCPH, and certain guarantees. Availability of loans is keyed to advance rates against certain eligible receivables as defined. Any loans outstanding bear interest at an annual rate equal to 3 month LIBOR, subject to a floor of 0.50%, plus a margin of 6.00%. In addition, the Company is obligated to pay an annual fee of 1.00% of the committed amount on a monthly basis and a monthly non-use fee of 1.00% of the difference between the committed amount and the average daily principal balance of any outstanding loans. The Company is also subject to certain customary reporting, affirmative, and negative covenants.

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

Revenue from the retail sale of electricity is recorded in the period in which customers consume the commodity, net of any applicable sales tax. In our retail business, we are exposed to volatility in the cost of energy acquired for sale to customers, and as a result, in October 2012, we began using derivatives to hedge or reduce this variability, since changes in the price of certain derivatives are expected to be highly effective at offsetting changes in this cost. In addition to cash flow hedges, beginning in the first quarter of 2014 we also used certain other contracts to which hedge accounting was not applied to reduce our exposure to higher electricity costs. The gain on these economic hedges is reported as “wholesale trading revenue.”

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

For the three and nine month periods ended September 30, 2014 and 2013, we recorded $143,421, $2,033,937, $5,566,833, and $4,142,009, respectively, in salaries and wages and related taxes, representing the allocation of profits to Class B members. The amount of accrued profits interests included in accrued compensation at September 30, 2014 and 2013 was $150,187 and $2,041,474, respectively.

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

In our wholesale trading businesses, we measure the risk of our portfolio using several analytical methods, including position limits, stop loss, value-at-risk (“VaR”), and stress testing. Each trading unit has a VaR limit. Our daily long term VaR model is based upon log-normal returns calculated from the last 30 business days of prices at the 95% confidence level, or 1.645 standard deviations, with a one day liquidity assumption. Our short term VaR model measures the risk of virtual and up-to-congestion transactions and is based upon 4 years of seasonal prices at the 95% confidence level, with a one day liquidity assumption.

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

The following table summarizes our long term and short term VaR as of and for the three months ended September 30, 2014 and 2013:

Dollars in thousands	At/For Three Months Ended September 30,		Increase (decrease)
	2014	2013	Units	Percent
VaR as of September 30	$402	$258	$144	55.8%

VaR for the quarters ended September 30:
Average	$480	$198	$281	141.9%
Maximum	1,172	878	294	33.5%
Minimum	66	23	43	184.4%

VaR, percent of cash in trading accounts:
As of September 30	2.44%	2.38%	0.06%	2.5%

For the quarters ended September 30:
Average (1)	2.82%	1.86%	0.96%	51.3%
Maximum (1)	6.88%	8.24%	-1.36%	-16.5%
Minimum (1)	0.39%	0.22%	0.17%	77.9%

____________________

1 - Dollar VaR divided by the average balance of cash in trading accounts for the period.

The following table summarizes our long term and short term VaR as of and for the nine months ended September 30, 2014 and 2013:

Dollars in thousands	At/For Nine Months Ended September 30, (1)		Increase (decrease)
	2014	2013	Units	Percent
VaR as of September 30	$402	$258	$144	55.8%

VaR for the quarters ended September 30:
Average	$394	$253	$141	55.8%
Maximum	1,470	1,077	394	36.6%
Minimum	7	6	1	24.5%

VaR, percent of cash in trading accounts:
As of September 30	2.44%	2.38%	0.06%	2.5%

For the quarters ended September 30:
Average (1)	2.92%	2.21%	0.71%	32.1%
Maximum (1)	10.89%	9.41%	1.48%	15.8%
Minimum (1)	0.06%	0.05%	0.00%	5.6%

____________________

1 - Includes short term VaR beginning April 1, 2013.

2 - Dollar VaR divided by the average balance of cash in trading accounts for the period.

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

The value of the derivative financial instruments we hold for trading purposes and as cash flow hedges is significantly influenced by forward commodity prices. Periodic changes in forward prices could cause significant changes in the marked-to-market valuation (“MTM valuation”) of these contracts. For example, assuming that all other variables remain constant:

Percentage change in forward price from	Average percentage change in mark-to-market valuation of derivatives			Change in mark-to-market valuation of derivatives (dollars in thousands)
September 30, 2014	Held for trading	Held as economic hedges	Designated as cash flow hedges	Held for trading	Held as economic hedges	Designated as cash flow hedges
10%	-166.4%	2194.7%	125.9%	(964)	1,189	548
5%	-83.2%	1097.3%	63.0%	(482)	595	274
1%	-16.6%	219.5%	12.6%	(96)	119	55
-1%	16.6%	-219.5%	-12.6%	96	(119)	(55)
-5%	83.2%	-1097.3%	-63.0%	482	(595)	(274)
-10%	166.4%	-2194.7%	-125.9%	964	(1,189)	(548)

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

Liquidity Risk

Liquidity risk arises from our general funding needs and the management of our assets and liabilities. We are exposed to additional collateral posting or margin requirements with the ISOs and exchanges if price volatility or levels increase. Based on a sensitivity analysis for positions under marginable contracts, a 20% increase in electricity prices would cause an increase in margin collateral posted of approximately $166,347 as of September 30, 2014. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of September 30, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 - Legal Proceedings

See “Note 15 - Commitments and Contingencies” on page 30 of this Form 10-Q for a discussion of certain legal proceedings.

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

TWIN CITIES POWER HOLDINGS, LLC

Dated: November 14, 2014	By:	Timothy S. Krieger
Chief Executive Officer, President and Chairman of the Board (principal executive officer)

Dated: November 14, 2014	By:	Wiley H. Sharp III
Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

