Form 10-Q
period 2015-03-31
Twin Cities Power Holdings, LLC
filed 2015-05-15
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

TABLE OF CONTENTS

Definitions	3
Forward Looking Statements	8
Non-GAAP Financial Measures	9
Part I – Financial Information	10
Item 1 - Financial Statements (Unaudited)	10
Consolidated Balance Sheets	10
Consolidated Statements of Comprehensive Income	11
Consolidated Statements of Cash Flows	12
Notes to Consolidated Financial Statements	14
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Industry Background	37
Company Overview	42
Results of Operations	46
Liquidity, Capital Resources, and Cash Flow	51
Financing	54
Non-GAAP Financial Measures	56
Critical Accounting Policies and Estimates	56
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	58
Commodity Price Risk	58
Interest Rate Risk	60
Liquidity Risk	60
Wholesale Counterparty Credit Risk	60
Retail Customer Credit Risk	60
Foreign Exchange Risk	60
Item 4 - Controls and Procedures	61
Part II – Other Information	62
Item 1 - Legal Proceedings	62
Item 1A - Risk Factors	62
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3 - Defaults Upon Senior Securities	62
Item 4 - Mine Safety Disclosures	62
Item 5 - Other Information	62
Item 6 - Exhibits	63
Signatures	64

Definitions

Abbreviation or acronym	Definition
ABN AMRO	ABN AMRO Clearing Chicago, LLC and ABN AMRO Clearing Bank, N.V.
AESO	Alberta Electric System Operator, a statutory corporation of the Province of Alberta, is an ISO serving the Alberta Interconnected Electric System
AOCI	Accumulated other comprehensive income
Apollo	Apollo Energy Services, LLC, a wholly-owned, first-tier subsidiary of TCPH
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BLS	Bureau of Labor Statistics, an agency within the U.S. Department of Labor
Btu; therm; MMBtu	A “Btu” or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A “therm” is one hundred thousand Btu. One “MMBtu” is one million Btu.
C$	Canadian dollars
CEF	Cygnus Energy Futures, LLC, a wholly-owned subsidiary of CP and a second-tier subsidiary of TCPH
CFTC	Commodity Futures Trading Commission, an independent agency of the United States government that regulates futures and option markets
CME	CME Group Inc. operates the CME (Chicago Mercantile Exchange), CBOT (Chicago Board of Trade), NYMEX (New York Mercantile Exchange), and COMEX (Commodities Exchange) derivatives exchanges and also offers certain cleared OTC products and services
Company	TCPH and its subsidiaries
CoV	Abbreviates the coefficient of variation, a simple measure of volatility useful for comparing two or more data series; equal to the standard deviation divided by the mean
CP	Cygnus Partners, LLC, a wholly-owned, first-tier subsidiary of TCPH
CP&U	Community Power & Utility, LLC, an electricity retailer acquired by TCP on June 29, 2012
CSE	Comparison shopping engine, a web site that compares prices for specific products. While most comparison shopping engines do not offer the products or services themselves, some may earn commissions when users follow the links in the search results and make a purchase from an online vendor
CTG	Chesapeake Trading Group, LLC, a wholly-owned subsidiary of TCPH, effective April 30, 2015
Cyclone	Cyclone Partners, LLC, a wholly-owned, first-tier subsidiary of TCPH

Abbreviation or acronym	Definition
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

DOE	U.S. Department of Energy
EDC; LDC	Electric distribution company; may also be known as a local distribution company
EIA	Energy Information Administration, an independent agency within DOE
ERCOT	Electric Reliability Council of Texas, an ISO managing 85% of the electric Load of Texas and subject to oversight by the Public Utility Commission of Texas and the Texas Legislature but not FERC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission, an independent regulatory agency within DOE
Form S-1	The Company’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on May 10, 2012 with respect to the Company’s Notes Offering
FTR	Financial Transmission Rights are financial instruments traded in certain ISOs and RTOs that entitle their holders to receive or pay charges based on congestion price differences in the day-ahead energy market across specific transmission paths. The value of an FTR reflects the difference in congestion prices rather than the difference in locational marginal prices, which includes energy, congestion, and marginal losses. FTRs are specified between any two pricing nodes on the system, including hubs, control zones, aggregates, generator buses, load buses and interface pricing points. FTRs are generally available in increments of 0.1 MW and for periods ranging from 1 month to multiple years. The value of an FTR can be positive or negative depending on the sink minus source congestion price difference, with a negative differences resulting in liability for the holder.
GAAP	Generally accepted accounting principles in the United States
ICE	InterContinental Exchange Group, Inc. operates a network of 17 regulated exchanges and 6 clearinghouses for financial and commodity markets in the U.S., Canada, Europe, and Asia. In November 2013, ICE completed the acquisition of NYSE Euronext.
INC and DEC	An increment offer or “INC” is an offer in the day-ahead market to sell energy at a specified source bus. An INC will clear if the LMP at the bus equals or exceeds the offer price. A decrement bid or “DEC” is a bid in the day-ahead market to purchase energy at a specified sink bus. A DEC will clear if the LMP at the bus does not exceed the bid price.

Abbreviation or acronym	Definition
ISO; RTO	Independent System Operator, a non-profit organization formed at the direction or recommendation of FERC that coordinates, controls, and monitors the operation of a bulk electric power system, usually within a single U.S. state, but sometimes encompassing multiple states. A Regional Transmission Organization (“RTO”) typically performs the same functions as an ISO, but covers a larger area. ISOs and RTOs may also operate centrally cleared wholesale markets for electric power quoted on both a “real-time” and “day ahead” basis.
ISO-NE	ISO New England Inc., an RTO serving Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
LMP	One of the unique aspects of ISO electricity markets is the availability of “locational marginal prices” (“LMPs”). The theoretical price of electricity at each node on the network is calculated based on the assumptions that: (1) one additional megawatt-hour of energy is demanded at the node in question; and (2) the marginal cost to the system that would result from the re-dispatch of available generating units to serve such load can establish the production cost of the additional energy. LMPs are typically quoted on a “real-time” and “day-ahead” basis. In the real-time market, prices at specific nodes are updated every 5 minutes based on current and targeted supply and demand. Day-ahead prices are for power to be delivered at a specified hour and transmission point during the next day. LMPs vary by time and location due to physical system limitations, congestion, and loss factors; however, in an unconstrained system with no losses, all LMPs would be equal. This means that LMPs can be conceptually separated into three components - an energy price, a congestion component, and a loss component.
MCA	The Company’s Member Control Agreement, as amended
MEF	Minotaur Energy Futures, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of TCPH
MISO	Midcontinent Independent System Operator, Inc., (formerly the Midwest Independent Transmission System Operator, Inc.), an RTO serving all or part of Arkansas, Illinois, Indiana, Iowa, Louisiana, Manitoba, Michigan, Minnesota, Mississippi, Missouri, Montana, North Dakota, South Dakota, Texas, and Wisconsin
MCF	One thousand cubic feet, a common unit of price measure for natural gas. In 2010, one MCF of natural gas had a heat content of 1,025 Btu.
NERC	North American Electric Reliability Corporation, a non-profit corporation formed on March 28, 2006 as the successor to the National Electric Reliability Council, also known as NERC, formed in 1968. NERC is the designated Electric Reliability Organization (“ERO”) for the U.S. and operates under the auspices of FERC.
NGX	Natural Gas Exchange Inc., headquartered in Calgary, Alberta provides electronic trading, central counterparty clearing, and data services to the North American natural gas and electricity markets. NGX is wholly owned by TMX Group Inc. which collectively manages all aspects of Canada’s senior and junior equity markets.
NOAA	National Oceanic and Atmospheric Administration, an agency of the U.S. Department of Commerce

Abbreviation or acronym	Definition
Notes	The Company’s Renewable Unsecured Subordinated Notes issued pursuant to its ongoing Notes Offering
Notes Offering	The direct public offering the Company’s Notes pursuant to a registration statement on Form S-1 declared effective by the SEC on May 10, 2012
NRSRO	A SEC-recognized Nationally Recognized Statistical Rating Organization; The major NRSROs that rate utilities are Standard & Poor’s Financial Services LLC (“S&P”), Moody’s Investor Services, Inc. (“Moody’s”), and Fitch Ratings Inc. (“Fitch”)
NYISO	New York Independent System Operator, an ISO serving New York state
OTC	Over-the-counter
PJM	PJM Interconnection, a RTO serving all or part of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, and the District of Columbia.
POR; non-POR	All states with restructured retail markets have implemented laws and regulations with respect to permitted billing, credit, and collections practices. Some of these states require an EDC billing customers in their service territory on behalf of suppliers operating there to purchase the receivables generated as a result of energy sales, generally at a modest discount to reflect bad debt experience. These states are known as “purchase of receivables” or “POR” jurisdictions while those without this provision are known as “non-POR” areas.
PURPA	Public Utilities Regulatory Policy Act of 1978
RECs	Renewable energy certificates represent the property rights to the environmental, social, and other non-power qualities of renewable electricity generation and can be sold separately from the underlying physical electricity.
REH	Retail Energy Holdings, LLC, a wholly-owned, first-tier subsidiary of TCPH
SEC	U.S. Securities and Exchange Commission, an independent agency of the United States government with primary responsibility for enforcing federal securities laws and regulating the securities industry and stock exchanges
SUM	Summit Energy, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of TCPH
TCE	Twin Cities Energy, LLC, an inactive, wholly-owned, first-tier subsidiary of TCPH
TCP	Twin Cities Power, LLC, a wholly-owned, first-tier subsidiary of TCPH
TCPC	Twin Cities Power – Canada, Ltd., an inactive, wholly-owned subsidiary of TCE and a second-tier subsidiary of TCPH
TCPH	Twin Cities Power Holdings, LLC
TSE	Town Square Energy, initially, an accounting division of TCP resulting from the acquisition of the business and assets of CP&U. Effective June 1, 2013, TSE became a wholly-owned first-tier subsidiary of the Company and on October 25, 2013, it became a wholly owned subsidiary of REH and a second-tier subsidiary of TCPH

Abbreviation or acronym	Definition
TSEC	Town Square Energy Canada, Ltd, a wholly-owned subsidiary of REH and a second-tier subsidiary of TCPH
TSEE	Town Square Energy East, LLC, a wholly-owned subsidiary of REH and second-tier subsidiary of TCPH formerly known as Discount Energy Group, LLC or “DEG”
UTC	In an up-to-congestion or “UTC” transaction, a day-ahead market participant offers to inject energy at a specified source and simultaneously withdraw the same quantity at a specific sink at a maximum bid price difference between the two locations. The transaction will clear if the price differential between sink and source does not exceed the bid price.
VaR	Value-at-Risk is a measure of the risk of loss on a specific portfolio of financial assets. For a given portfolio, probability, and time horizon, VaR is the value at which the probability that a mark-to-market loss over the given time horizon exceeds the calculated value, assuming normal markets and no trading. For example, if a portfolio has a one-day, 5% VaR of $1 million, there is a 5% probability that the portfolio will fall in value by more than $1 million over a one-day period.
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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause our actual results to differ materially from those indicated in forward-looking statements made by or on behalf of the Company in this Form 10-Q, in presentations, on our website, in response to questions, or otherwise. You should not place undue reliance on any forward-looking statement. Examples of forward-looking statements include, among others, statements we make regarding:

•	Expected operating results, such as revenue growth and earnings;
•	Anticipated levels of capital expenditures and expansion of our retail electricity business segment;
•	Current or future price volatility in the energy markets and future market conditions;
•	Our belief that we have sufficient liquidity to fund our operations during the next 12 months;
•	Expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities, and governmental and regulatory investigations and proceedings;
•	Our strategies for risk management; and
•	Any other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission.

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

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed under the heading “Item 1A – Risk Factors” of our Form 10-K for 2014 (the “2014 Form 10-K”), the “Risk Factors” section beginning on page 10 of our Form S-1, and any assumptions and other factors referred to specifically in connection with such forward-looking statements that could cause our actual results to differ materially from those indicated in the forward-looking statements.

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

Non-GAAP financial measures utilized by the Company include “total liquid assets”. The most comparable GAAP measure is total current assets. The Company’s management believes that this non-GAAP financial measure provides useful information to investors and enables investors and analysts to more accurately compare the Company's ongoing financial performance over the periods presented.

Part I – Financial Information

Item 1 - Financial Statements (Unaudited)

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
	Unaudited
Assets

Current assets
Cash - unrestricted	$4,396,005	$2,397,300
Cash in trading accounts	16,003,961	21,099,652
Accounts receivable - trade	5,571,805	2,394,246
Marketable securities	2,579,875	311,586
Prepaid expenses and other current assets	284,544	416,419
Total current assets	28,836,190	26,619,203

Property, equipment ,and furniture, net	846,223	762,529

Other assets
Intangible assets, net	192,103	269,149
Deferred financing costs, net	245,624	241,744
Cash - restricted	1,319,371	1,319,371
Land held for development	1,642,143	953,462
Investment in convertible notes	1,642,380	1,604,879
Total assets	$34,724,034	$31,770,337

Liabilities and Members' (Deficit) Equity

Current liabilities
Current portions of debt
Revolver	$2,754,814	$1,105,259
Senior notes	789,541	312,068
Renewable unsecured subordinated notes	8,102,083	7,234,559
Accounts payable - trade	2,706,078	1,544,103
Accrued expenses	946,095	681,995
Accrued compensation	4,505,677	3,601,282
Accrued distributions	45,756	–
Accrued interest	1,031,457	849,913
Obligations under settlement agreement	582,565	582,565
Total current liabilities	21,464,066	15,911,744

Long-term liabilities
Senior notes	215,617	217,451
Renewable unsecured subordinated notes	11,375,618	10,418,569
Obligations under settlement agreement	2,330,260	2,524,448
Total liabilities	35,385,561	29,072,212

Commitments and contingencies

Members' (deficit) equity
Series A preferred equity	2,745,000	2,745,000
Common equity	(3,955,265)	(193,624)
Accumulated other comprehensive income	548,738	146,749
Total members' (deficit) equity	(661,527)	2,698,125
Total liabilities and members' (deficit) equity	$34,724,034	$31,770,337

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months ended March 31, 2015 and 2014

	Three Months
	Ended March 31,
	2015	2014
	Unaudited	Unaudited
Revenue
Wholesale trading revenue, net	$10,849,696	$27,021,725
Retail electricity revenue	5,377,109	2,912,526
	16,226,805	29,934,251

Costs and expenses
Cost of retail electricity sold	6,223,221	4,602,217
Retail sales and marketing	245,899	128,442
Compensation and benefits	6,196,239	11,040,699
Professional fees	586,380	727,322
Other general and administrative	1,236,065	904,327
Trading tools and subscriptions	327,305	219,206
	14,815,109	17,622,213

Operating income	1,411,696	12,312,038

Other income (expense)
Interest expense	(764,013)	(467,765)
Interest income	49,285	12,150
Gain on foreign currency exchange	95,273	368
Other income	40,387	–
	(579,068)	(455,247)

Net income	832,628	11,856,791
Distributions - preferred	(137,268)	(137,268)

Net income attributable to common	695,360	11,719,523

Comprehensive income (loss)
Net income	832,628	11,856,791
Foreign currency translation adjustment	(51,270)	(75,182)
Change in fair value of cash flow hedges	440,984	(38,135)
Unrealized gain on securities	12,275	11,875

Comprehensive income	$1,234,617	$11,755,349

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

	Three Months
	Ended March 31,
	2015	2014
	Unaudited	Unaudited
Cash flows from operating activities
Net income	$832,628	$11,856,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,909	220,283
(Increase) decrease in:
Trading accounts and deposits	5,510,942	(8,304,821)
Accounts receivable	(3,177,559)	(1,504,740)
Prepaid expenses and other current assets	131,875	(17,288)
Increase (decrease) in:
Accounts payable - trade	1,161,975	(4,920)
Accrued expenses	264,100	52,300
Accrued compensation	904,395	9,362,620
Accrued interest	181,544	165,269
Obligations under settlement agreement	(194,188)	–
Net cash provided by operating activities	5,780,621	11,825,494

Cash flows from investing activities
Repayment of note receivable	–	140,964
Purchase of marketable securities	(2,256,014)	(750,715)
Purchase of convertible promissory note	(37,501)	(1,003,056)
Purchase of property, equipment, and furniture	(124,859)	(25,163)
Purchase of land held for development	(211,295)	(22,279)
Increase in restricted cash	–	(1,319,371)
Acquisition of Discount Energy Group, LLC	–	(680,017)
Net cash used in investing activities	(2,629,669)	(3,659,637)

Cash flows from financing activities
Deferred financing costs	(50,579)	–
Payments on senior notes	(1,747)	(200,000)
Proceeds from revolver	4,884,000	–
Payments on revolver	(3,234,445)	–
Payment of obligations under non-competition agreement	–	(62,500)
Issuance of renewable unsecured subordinated notes	2,541,679	1,939,561
Redemption of renewable unsecured subordinated notes	(717,106)	(136,666)
Distributions - preferred	(91,512)	(137,268)
Distributions - common	(4,457,000)	(1,401,080)
Net cash provided by (used in) financing activities	(1,126,710)	2,047

Net increase in cash	2,024,242	8,167,904

Effect of exchange rate changes on cash	(25,537)	(75,180)

Cash - unrestricted
Beginning of period	2,397,300	3,190,495
End of period	$4,396,005	$11,283,219

See notes to consolidated financial statements.

Twin Cities Power Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2015 and 2014

	Three Months
	Ended March 31,
	2015	2014
	Unaudited	Unaudited
Non-cash investing and financing activities:
Effective portion of cash flow hedges	$(422,424)	$318,479

Accrued distributions - preferred	$45,756	$–

Acquisition of land for development via assignment and assumption agreement	$477,386	$–

Unrealized gain on investment securities	$12,275	$11,875

Supplemental disclosures of cash flow information:
Cash payments for interest	$596,595	$302,496
Capitalized interest related to land held for development	$5,255	$–

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

For additional information, please refer to our audited consolidated financial statements and the accompanying notes for the years ended December 31, 2014 and 2013 included in our 2014 Form 10-K.

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

With respect to active second-tier subsidiaries, as of March 31, 2015, TCP had two, Summit Energy, LLC (“SUM”) and Chesapeake Trading Group, LLC (“CTG”); CP had one, Cygnus Energy Futures, LLC (“CEF”); and REH had three, Town Square Energy, LLC (“TSE”), Town Square Energy East, LLC (“TSEE” formerly known as Discount Energy Group, LLC or “DEG”), and Town Square Energy Canada, Ltd. (“TSEC”).

Through its subsidiaries, the Company trades electricity in North American wholesale markets, provides electricity supply services to retail customers in certain states that permit retail choice, and engages in certain investment and real estate development activities. Consequently, we have three major business segments used to measure our activity – wholesale trading, retail energy services, and diversified investments.

Wholesale Trading

The Company trades contracts in wholesale electricity markets managed by Independent System Operators or Regional Transmission Organizations (collectively, the “ISOs”) and regulated by FERC, including those managed by the Midcontinent Independent System Operator (“MISO”), the PJM Interconnection (“PJM”), ISO New England (“ISO-NE”), and the New York Independent System Operator (“NYISO”). We also are members of the Electric Reliability Council of Texas (“ERCOT”) which is an ISO regulated by the Texas Public Utilities Commission and the Texas Legislature. The Company also trades electricity and other energy-related commodities and derivatives on exchanges operated by the Intercontinental Exchange® (“ICE”), the Natural Gas Exchange Inc. (“NGX”), and the CME Group (“CME”), all of which are regulated the Commodity Futures Trading Commission (“CFTC”).

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

On October 25, 2013, in anticipation of receipt of FERC approval of the Company’s acquisition of TSEE formerly known as DEG, a retail energy business licensed by the states of Maryland, New Jersey, Pennsylvania, and Ohio, the Company formed REH and transferred the ownership of TSE to this entity. FERC approval of the acquisition was received on December 13, 2013 and the transaction closed on January 2, 2014. Consequently, the retail markets in which the Company competes include: Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania, Ohio, and Rhode Island.

Diversified Investments

On October 23, 2013, the Company formed Cyclone as a wholly-owned subsidiary to take advantage of certain investment opportunities present in the residential real estate market. Specifically, Cyclone acquires and develops land for resale, either as improved sites for construction of single- and multi-family homes or as completed dwellings. In addition to real estate investments, the Company’s diversified investments segment includes certain securities issued by privately-held companies.

2.	Summary of Significant Accounting Policies

A description of our significant accounting policies is included in the 2014 Form 10-K and our interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in that report.

Results for the three month period ended March 31, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015.

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. As of March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

In our retail operations, we are exposed to volatility in the cost of energy acquired for sale to customers, and as a result, we use derivatives to hedge or reduce this variability. We follow ASC 815, Derivatives and Hedging (“ASC 815”) guidance that permits “hedge accounting” under which the effective portion of gains or losses from the derivative and the hedged item are recognized in earnings in the same period. To qualify for hedge accounting, the relationship between the “hedged item” - say power purchases for a given delivery zone - and a derivative used as a “hedging instrument” - say, a swap contract for future delivery of electricity at a related hub - must meet extensive documentation requirements and hedge effectiveness and ineffectiveness must be assessed and measured on an on-going basis.

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

For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the month and income statement accounts are translated at average monthly exchange rates for the period. Foreign currency transactions denominated in a foreign currency result in gains and losses due to the increase or decrease in exchange rates between periods. Translation gains and losses are included in accumulated other comprehensive income, as a separate component of equity. Gains and losses from foreign currency transactions are included in other income or expense. Foreign currency transactions resulted in gains of $95,273 and $368 for the three months ended March 31, 2015 and 2014, respectively.

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

Fair Value

The fair values of the Company’s cash, accounts receivable, accounts payable, and revolver were considered to approximate their carrying values at March 31, 2015 and December 31, 2014 due to the short-term nature of the accounts.

Management believes the carrying values of the Company’s Renewable Unsecured Subordinated Notes reasonably approximate their fair values at March 31, 2015 and December 31, 2014 due to the relatively new age of these particular instruments. No assessment of the fair value of these obligations has been completed and there is no readily available market price.

See also “Note 7 – Fair Value Measurements”.

Accounts Receivable

Receivables are reported at the amount management expects to collect from outstanding balances. Differences between amounts due and expected collections are reported in the results of operations for the period in which those differences are determined. Receivables are written off only after collection efforts have failed, and the Company typically does not charge interest on past due accounts. There was no allowance for doubtful accounts as of March 31, 2015 and December 31, 2014.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations (“ASC 805”), which requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition at fair value at the transaction date. In addition, transaction costs are expensed as incurred. See “Note 8 - Intangible Assets”.

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

During the three months ended March 31, 2015 and 2014, the Company included $1,766,527 and $5,186,635, respectively, recorded in compensation and benefits on the consolidated statements of comprehensive income, representing the allocation of profits interests to Class B members.

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

New Accounting Pronouncements

In April 2015, FASB issued a proposal for a one-year deferral of the effective date for Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Originally, in May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will eliminate all industry-specific guidance and replace all current U.S. GAAP guidance on the topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company was originally required to adopt the standard on January 1, 2017. Subsequently, the FASB proposed a one-year deferral of the effective date for this standard. If the deferral is adopted, the Company would now be required to adopt the standard on January 1, 2018. Early application is not permitted. The update may be applied using one of two methods: retrospective application to each prior reporting period presented, or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. We are currently assessing the impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835) (“ASU 2015-03”) simplifying the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of ASU 2015-03 on the Company’s consolidated financial position and disclosures.

3.	Cash

The Company deposits its unrestricted cash in financial institutions. Balances, at times, may exceed federally insured limits.

Restricted cash at March 31, 2015 and December 31, 2014 was $1,319,371. All restricted cash was posted as security in connection with certain litigation in the Canadian courts. See “Note 15 - Commitments and Contingencies”.

Cash held in trading accounts may be unavailable at times for immediate withdrawal depending upon trading activity. Cash needed to meet credit requirements for outstanding trades and that was available for immediate withdrawal as of March 31, 2015 and December 31, 2014 was as follows:

	March 31,	December 31,
	2015	2014
Credit requirement	$3,691,230	$6,113,160
Available credit	12,312,731	14,986,492
Cash in trading accounts	$16,003,961	$21,099,652

4.	Accounting for Derivatives and Hedging Activities

The following table lists the fair values of the Company’s derivative assets and liabilities as of March 31, 2015 and December 31, 2014:

	Fair Value
	Asset Derivatives	Liability Derivatives
At March 31, 2015
Designated as cash flow hedges:
Energy commodity contracts	$51,728	$(474,152)

Not designated as hedging instruments:
Energy commodity contracts	2,062,643	(2,262,177)
FTRs	539,838	–
Total derivative instruments	2,654,209	(2,736,329)
Cash deposits in collateral accounts	16,086,081	–
Cash in trading accounts, net	$18,740,290	$(2,736,329)

At December 31, 2014
Designated as cash flow hedges:
Energy commodity contracts	$15,732	$(879,140)

Not designated as hedging instruments:
Energy commodity contracts	2,350,662	(2,556,862)
FTRs	1,435,819	–
Total derivative instruments	3,802,213	(3,436,002)
Cash deposits in collateral accounts	20,733,441	–
Cash in trading accounts, net	$24,535,654	$(3,436,002)

As of March 31, 2015, we had hedged the cost of 45,912 MWh (approximately 25% of expected 2015 electricity purchases for the customers receiving service from us as of that date) and $422,424 of the net loss on the effective portion of the hedge was deferred and included in AOCI. This amount is expected to be reclassified to cost of retail electricity sold by December 31, 2015.

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

The following table summarizes the amount of gain or loss recognized in AOCI or earnings for derivatives designated as cash flow hedges for the periods indicated:

	Gain (Loss) Recognized in AOCI	Income Statement Classification	Gain (Loss) Reclassified from AOCI
Three Months Ended March 31, 2015
Cash flow hedges	$(34,624)	Cost of energy sold	$(475,608)

Year Ended December 31, 2014
Cash flow hedges	$(1,128,514)	Cost of energy sold	$91,508

The following table provides details with respect to changes in AOCI as presented in our consolidated balance sheets, including those relating to our designated cash flow hedges, for the period from December 31, 2014 to March 31, 2015:

	Foreign Currency	Cash Flow Hedges	Available for Sale Securities	Total
Balance - December 31, 2014	$999,041	$(863,408)	$11,116	$146,749
Other comprehensive income (loss) before reclassifications	(51,270)	(34,624)	12,275	(73,619)
Amounts reclassified from AOCI	–	475,608	–	475,608
Net current period other comprehensive income (loss)	(51,270)	440,984	12,275	401,989

Balance - March 31, 2015	$947,771	$(422,424)	$23,391	$548,738

5.	Accounts Receivable

Accounts receivable – trade consists of receivables from both our wholesale trading and retail segments. Wholesale trading receivables represent net settlement amounts due from a market operator or an exchange while those from retail include amounts resulting from sales to end-use customers.

	March 31,	December 31,
	2015	2014
Wholesale trading	$1,529,723	$515,999
Retail energy services - billed	2,529,082	1,158,019
Retail energy services - unbilled	1,513,000	720,228
Accounts receivable - trade	$5,571,805	$2,394,246

As of March 31, 2015, there were two accounts, each with a balance greater than 10% of the total, summing to 64% of all receivables - one account in the wholesale segment represented 17% of the total and one in the retail energy services segment equaled 47% of all receivables.

As of December 31, 2014, there were two individual accounts with receivable balances greater than 10%; one in the wholesale segment, representing 21% of the balance at year end, and one in the retail energy services segment, representing 44% of the balance at year end.

The Company believes that any risk associated with these concentrations is minimal.

6.	Marketable Securities

The following table shows the cost and estimated fair value of available-for-sale securities at March 31, 2015 and December 31, 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2015
U.S. equities	$548,756	$23,391	$–	$572,147
Money market fund	2,007,728	–	–	2,007,728
Total	$2,556,484	$23,391	$–	$2,579,875

At December 31, 2014
U.S. equities	$299,836	$11,116	$–	$310,952
Money market fund	634	–	–	634
Total	$300,470	$11,116	$–	$311,586

For the quarter ended March 31, 2015, the Company had no sales of securities, and recognized no impairment charges.

For the year ended December 31, 2014, the Company had sales of securities and realized a gain of $65,655, and recognized no impairment charges.

As of March 31, 2015 and December 31, 2014, the Company had no securities that were in an unrealized loss positions.

7.	Fair Value Measurements

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

There have been no changes in the methodologies used since December 31, 2014.

The following table presents certain assets measured at fair value on a recurring basis as of the dates indicated:

	Level 1	Level 2	Level 3	Total
At March 31, 2015
Cash in trading accounts, net	$15,464,123	$–	$–	$15,464,123
FTR positions, net	–	–	539,838	539,838
Marketable securities	2,579,875	–	–	2,579,875
Investment in convertible notes	–	–	1,642,380	1,642,380

At December 31, 2014
Cash in trading accounts, net	$19,663,833	$–	$–	$19,663,833
FTR positions, net	–	–	1,435,819	1,435,819
Marketable securities	311,586	–	–	311,586
Investment in convertible notes	–	–	1,604,879	1,604,879

There were no transfers during the three months ended March 31, 2015 between Levels 1 and 2.

Level 3 Assets

The following table reconciles beginning and ending Level 3 fair value financial instrument balances for the three months ended March 31, 2015:

Balance - December 31, 2014	$3,040,698

Total gains and losses:
Included in other comprehensive income	–
Included in earnings	(895,981)
Purchases	37,501
Sales	–
Transfers into Level 3	–
Transfers out of Level 3	–
Balance - March 31, 2015	$2,182,218

Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2015	$(895,981)

8.	Intangible Assets

On June 29, 2012, TCP acquired certain assets and the business of Community Power & Utility LLC (“CP&U”), a retail energy supplier serving residential and small commercial markets in Connecticut, for $160,000. The business has been re-named “Town Square Energy” and is now a wholly-owned second-tier subsidiary of the Company. Of the purchase price, $85,000 was allocated to the acquisition of an existing service contract with an industry-specific provider of transaction management, billing, and customer information software and services, and $75,000 was allocated to customer relationships. The purchase price will be amortized over 36 months using the straight line method.

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

	March 31,	December 31,
	2015	2014
Other intangibles	$714,658	$714,658
Non-competition agreement	–	500,000
Less: accumulated amortization	(522,555)	(945,509)
Intangible assets, net	$192,103	$269,149

Total amortization of intangible assets for the three months ended March 31, 2015 and the year ended December 31, 2014 was $77,046 and $591,487, respectively and is included in other general and administrative expenses.

9.	Deferred Financing Costs

Prior to the May 10, 2012 effective date of its Notes Offering, the Company incurred certain professional fees and filing costs associated with the offering totaling $393,990. The Company has capitalized these costs and amortizes them on a monthly basis over the weighted average term of the Notes sold, exclusive of any expected renewals. During the three month period ended March 31, 2015 the Company incurred $50,579 in professional fees for the purpose of renewing its public offering. The costs will be amortized when the filing is effective with the SEC.

On October 14, 2014, the Company entered into a credit agreement with a bank and $35,000 of the associated transaction costs were capitalized and will be amortized over 24 months.

	March 31,	December 31,
	2015	2014
Deferred financing costs	$479,569	$428,990
Less: accumulated amortization	(233,945)	(187,246)
Deferred financing costs	$245,624	$241,744

Total amortization of deferred financing costs for the three months ended March 31, 2015 and the year ended December 31, 2014 was $46,699 and $130,815, respectively and is included in other general and administrative expenses.

10.	Land Held for Development; Mortgage Receivable

As of March 31, 2015 and December 31, 2014 land held for development consisted of $1,642,143 and $953,462, respectively.

On January 26, 2015, Cyclone closed on the purchase of a single family home located in New Prague, Minnesota for a price of $198,650, paid in cash. On April 13, 2015, the property was sold to a related party, CEO Tim Krieger, from Cyclone for a price of $197,382.

11.	Convertible Promissory Note

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

12.	Debt

Notes payable by the Company are summarized as follows:

	March 31, 2015	December 31, 2014
Demand and Revolving Debt
Payable to ABN AMRO	$–	$–
Payable to Royal Bank of Canada	–	–
Revolving note payable to Maple Bank	2,754,814	1,105,259
Subtotal	2,754,814	1,105,259

Term Debt
Mortgage note payable to Security State Bank	222,820	224,568
Mortgage note payable to Lakeview Bank	119,976	119,976
Construction note payable to American Land & Capital	662,362	184,975
Renewable unsecured subordinated notes	19,477,701	17,653,128
Subtotal	20,482,859	18,182,647
Total	$23,237,673	$19,287,906

Notes payable by maturity are summarized as follows:

	March 31, 2015	December 31, 2014
Demand and Revolving Debt
Demand	$–	$–
2016	2,754,814	1,105,259
Subtotal	2,754,814	1,105,259

Term Debt
2015	7,135,966	7,546,627
2016 to March 31	1,755,658	–
Current maturities	8,891,624	7,546,627

2016 after March 31	2,433,730	–
2016	–	2,648,150
2017	3,047,249	2,869,383
2018	3,302,387	2,642,972
2019	1,223,227	1,213,227
2020 & thereafter	1,584,642	1,262,288
Long term debt	11,591,235	10,636,020
Subtotal	20,482,859	18,182,647
Total	$23,237,673	$19,287,906

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

As of March 31, 2015 and December 31, 2014, there were no borrowings outstanding under the Margin Agreement and the Company was in compliance with all covenants.

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

As of March 31, 2015 and December 31, 2014, there were no borrowings outstanding under the RBC Line and the Company was in compliance with all terms and conditions.

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

As of March 31, 2015, there was $2,754,814 outstanding under the Maple Agreement and the Company was in compliance with all covenants.

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

As of March 31, 2015 the Company was in compliance with all terms and conditions of the Security State Mortgage.

Lakeview Bank Mortgage

On December 23, 2014, via an assignment and assumption agreement between Cyclone and Kenyon Holdings, LLC (“Kenyon”), a related party, Cyclone took ownership of a 10 acre parcel of undeveloped land located at 170xx Texas Avenue, Credit River Township, Minnesota and assumed a note secured by a mortgage on the property and owed to Lakeview Bank (the “Lakeview Bank Mortgage”). Kenyon is owned by Mr. Krieger, the Company’s primary owner and its Chief Executive Officer, and Keith W. Sperbeck, the Company’s Vice President of Operations. The Lakeview Bank Mortgage bears interest at the highest prime rate reported as such from time to time by The Wall Street Journal. Interest only is payable monthly on the 25th, the note matured on April 30, 2015, and the Company is currently waiting for the bank’s final approval to extend the note to April 30, 2016. The loan may be prepaid in whole or in part at any time without penalty.

As of March 31, 2015, there was $119,976 outstanding under the Lakeview Bank Mortgage and the Company was in compliance with all terms and conditions of the loan.

American Land and Capital Construction Loans

On November 21, 2014, American Land and Capital, LLC (“American Land”) and Cyclone entered into four construction loan agreements, each for a committed amount of $205,000 or $820,000 in total (the “Construction Loans”). Each commitment is secured by a mortgage on a lot (numbers 1, 2, 3, and 4) in Block 1 of Fox Meadows 3rd Addition and is personally guaranteed by Mr. Krieger. Fox Meadows is a townhouse development located in Lakeville, Minnesota in which Cyclone owns 35 attached residential building sites. Proceeds of the Construction Loans will be used to construct the first four spec/model homes on Cyclone’s Fox Meadows property. Draws on the Construction Loans bear interest at the higher of: (a) 6.50% or (b) the prime rate as reported from time to time by The Wall Street Journal plus 3.00%. Interest only is payable monthly on the 10th and the notes mature on May 21, 2015 and is anticipated to be renewed. The loans may be prepaid in whole or in part at any time without penalty.

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

As of March 31, 2015 and December 31, 2014, there was $662,362 and $184,975, respectively, outstanding under the American Land Construction Loans and the Company was in compliance with all terms and conditions of the agreements.

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

The Company made interest payments during the three months ended March 31, 2015 and year ended December 31, 2014 of $495,455 and $1,304,701, respectively. Total accrued interest on the Subordinated Notes at March 31, 2015 and December 31, 2014 was $1,014,741 and $849,913, respectively.

As of March 31, 2015, the Company had $19,477,701 of its Subordinated Notes outstanding as follows:

Initial Term	Principal Amount	Weighted Average Interest Rate
3 months	$670,962	11.88%
6 months	390,690	10.55%
1 year	5,741,256	12.44%
2 years	2,930,140	13.31%
3 years	3,743,320	14.62%
4 years	802,385	14.82%
5 years	3,825,905	15.96%
10 years	1,373,043	14.84%
Total	$19,477,701	13.89%

Weighted average term	36.5 mos

13.	Ownership

As of March 31, 2015 and December 31, 2014, the Company’s ownership is as presented below:

	Series A Preferred		Common
	Units held	Percent of class	Units held	Percent of class
Timothy S. Krieger	496	100.00%	4,935	99.50%
Summer Enterprises, LLC	–	0.00%	25	0.50%
Total	496	100.00%	4,960	100.00%

As of March 31, 2015 and December 31, 2014 total common and preferred distributions paid to the owners of the respective units were $4,457,000 and $4,727,000 and $91,512 and $549,000, respectively.

14.	Related Party Transactions

On January 1, 2013, the Company and Kenyon Holdings, LLC (“Kenyon”), a company owned by Mr. Krieger and Mr. Sperbeck, entered into a five year lease expiring December 31, 2017 for 11,910 square feet at a monthly rent of $12,264. On September 25, 2014, the lease was amended to reduce the square footage to 10,730 and monthly rent to $11,113. For rent, real estate taxes, and operating expenses, the Company paid Kenyon $58,335 and $61,620 for the three months ended March 31, 2015 and 2014, respectively.

Effective January 1, 2013, in connection with the purchase of David B. Johnson’s units by Mr. Krieger, the Company entered into the NCA with Mr. Johnson, a current governor and former member of the Company, pursuant to which the Company is obligated to pay Mr. Johnson $500,000 in 24 equal monthly installments of $20,833 each. The total amount paid pursuant to the NCA during the three months ended March 31, 2014 was $62,500. There were no payments during the three months ended March 31, 2015 as the NCA was paid in full on December 31, 2014.

On March 5, 2013, CEF entered into a 36 month lease for 1,800 square feet of office space in Tulsa, Oklahoma with the Brandon J. and Heather N. Day Revocable Trust at a monthly rent of $3,750. Mr. Day is an employee of CEF, a second-tier subsidiary of the Company. Total rent paid for the three months ended March 31, 2015 and 2014 was $11,250.

In connection with the Company’s initial investment of $1.0 million in Ultra Green, Ultra Green paid a 10% commission to Cedar Point Capital, LLC, a registered broker dealer (“Cedar Point”). David B. Johnson, a governor of the Company, is the sole owner of Cedar Point. No commissions were paid on the Company’s follow-on investments.

On June 17, 2014, the building in which the Company leases its Chandler, Arizona office space occupied by certain of its retail business functions was purchased by Fulton Marketplace, LLC (“Fulton”), a company owned by Mr. Krieger and Mr. Sperbeck. Effective August 1, 2014, the Company and Fulton entered into a five year lease expiring July 31, 2019, subject to two consecutive five year extension periods, for 2,712 square feet. The rent for the first lease year is $4,068 per month and it will increase by 3% annually at the start of each lease year thereafter. The Company paid $16,059 to Fulton for the three months ended March 31, 2015 for rent, real estate taxes, and operating expenses.

Fulton is also the owner of a single family residence located in Chandler, Arizona. Effective December 1, 2014, Fulton and REH entered into a seven month lease expiring June 30, 2015 with respect to the property for rent of $2,800 per month. For the three months ended March 31, 2015 the Company paid Fulton total rent of $8,400.

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

15.	Commitments and Contingencies

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

As of the date hereof, the Company was in compliance with all terms and conditions of the agreement.

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

Further, on April 24, 2015, the Company commenced a new action against another former employee of TCPC, Guarav Sharma, claiming amounts owing for improperly received bonuses. The action is in its infancy.

In all of this former employee litigation, the parties are proceeding with discovery. A case management justice has been appointed who will assist the parties in scheduling and any required motions.

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

Currently, under PJM’s Tariff and Operating Agreement, UTCs are treated differently under its FTR forfeiture rule than are INCs and DECs, two other types of virtual transactions. Further, INCs and DECs are subject to uplift charges, but UTCs are not. In Docket No EL14-37-000, FERC noted that should any uplift be charged UTCs, it would apply such back to the date that notice of the proceeding was published in the Federal Register (September 8, 2014), thus setting a “refund effective date”. From the refund effective date to March 31, 2015, the Company traded about 4,300,000 MWh of UTCs in PJM and recorded $10,700,000 of associated revenues.

Although the Company’s UTC trading activity exposes it to potential uplift charges, none have been billed as the investigation is still pending. Further, TCPH has not established any reserves for such as management is uncertain as to the probability, amount, and timing of the actual payment, if any, that might be due.

Letter of Credit

On June 24, 2014, the Company’s restricted cash balance of $320,188 was returned by the City of Lakeville and a letter of credit in favor of Cyclone was issued by Vermillion State Bank for the same amount. The note evidencing the letter of credit calls for maximum advances of up to $320,188, bears interest at an annual rate of 5.25%, is secured by a mortgage on the property being developed and the guaranty of Cyclone, and matures on demand. As of March 31, 2015 the Company was in compliance with all terms and conditions of the letter of credit.

Guarantees

In the ordinary course, the Company provides guarantees of the obligations of TCP, SUM, and CEF with respect to their participation in certain ISOs. As of March 31, 2015, such guarantees were in an unlimited amount for PJM, an unlimited amount for NYISO, up to $2,000,000 for MISO, and up to $5,000,000 for ERCOT.

On August 12, 2013, the Company entered into a guaranty of the obligations of TSE of up to $1,000,000 (plus any costs of collection or enforcement) in favor of Noble Americas Energy Solutions LLC (“Noble”). The Company may cancel the guarantee upon 30 days’ written notice to Noble.

On April 25, 2014, the Company entered into a guaranty of the obligations of DEG of up to $1,000,000 (plus any costs of collection or enforcement) in favor of Noble. The Company may cancel the guarantee upon 30 days’ written notice to Noble.

On November 5, 2014, the Company entered into two separate guaranties of the obligations of TSE and DEG of up to $500,000 (plus any costs of enforcement or collection) in favor of Shell Energy North America L.P. (“Shell”). The guarantee is in effect until the earlier of November 5, 2019 or ten days’ after the Company gives notice to Shell of its cancellation.

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

Trading profits and sales are classified as “foreign” or “domestic” based on the location where the trade or sale originated. For the three months ended March 31, 2015 and the year ended December 31, 2014, all such transactions were “domestic”. Furthermore, the Company has no long-lived assets in foreign jurisdictions.

These segments are managed separately because they operate under different regulatory structures and are dependent upon different revenue models. The performance of each is evaluated based on the operating income or loss generated.

Certain amounts reported in prior periods have been reclassified to conform to the current period’s presentation.

Information on segments for the three months ended and at March 31, 2015 is as follows:

	Wholesale Trading	Retail Energy Services	Diversified Investments	Corporate, Net of Eliminations	Consolidated Total
Three Months Ended March 31, 2015
Wholesale trading	$10,765,796	$83,900	$–	$–	$10,849,696
Retail energy services	–	5,377,109	–	–	5,377,109
Revenues, net	10,765,796	5,461,009	–	–	16,226,805

Costs of retail electricity sold	–	6,223,221	–	–	6,223,221
Retail sales and marketing	–	245,899	–	–	245,899
Compensation and benefits	5,392,261	188,315	–	615,663	6,196,239
Professional fees	28,950	255,451	1,200	300,779	586,380
Other general and administrative	1,498,589	617,668	41,274	(921,466)	1,236,065
Trading tools and subscriptions	235,851	83,467	198	7,789	327,305
Operating costs and expenses	7,155,651	7,614,021	42,672	2,765	14,815,109
Operating income (loss)	$3,610,145	$(2,153,012)	$(42,672)	$(2,765)	$1,411,696

Capital expenditures	$–	$15,827	$211,295	$109,032	$336,154

At March 31, 2015
Identifiable Assets
Cash - unrestricted	$2,117,589	$667,990	$864	$1,609,562	$4,396,005
Cash in trading accounts	14,405,146	1,598,815	–	–	16,003,961
Accounts receivable - trade	1,507,259	4,042,082	–	22,464	5,571,805
Marketable securities	–	–	–	2,579,875	2,579,875
Prepaid expenses and other assets	75,898	42,974	30,943	134,729	284,544
Total current assets	18,105,892	6,351,861	31,807	4,346,630	28,836,190

Property, equipment and furniture, net	51,909	106,345	1,000	686,969	846,223
Intangible assets, net	–	192,103	–	–	192,103
Deferred financing costs, net	–	26,979	–	218,645	245,624
Cash - restricted	–	–	–	1,319,371	1,319,371
Land held for development	–	–	1,642,143	–	1,642,143
Investment in convertible notes	–	–	1,642,380	–	1,642,380
Total assets	$18,157,801	$6,677,288	$3,317,330	$6,571,615	$34,724,034

Identifiable Liabilities and Equity
Accounts payable - trade	$155,554	$1,941,229	$7,733	$601,562	$2,706,078
Accrued expenses	4	942,520	–	3,571	946,095
Accrued compensation	4,505,677	–	–	–	4,505,677
Accrued distributions	–	–	–	45,756	45,756
Accrued interest	–	16,716	–	1,014,741	1,031,457
Revolver	–	2,754,814	–	–	2,754,814
Senior notes	–	–	782,338	7,203	789,541
Subordinated notes	–	–	–	8,102,083	8,102,083
Obligations under settlement agreement	–	–	–	582,565	582,565
Total current liabilities	4,661,235	5,655,279	790,071	10,357,481	21,464,066

Senior notes	–	–	–	215,617	215,617
Subordinated notes	–	–	–	11,375,618	11,375,618
Obligations under settlement
agreement	–	–	–	2,330,260	2,330,260
Total liabilities	4,661,235	5,655,279	790,071	24,278,976	35,385,561

Investment in subsidiaries	12,512,830	1,444,433	2,527,259	(16,484,522)	–
Series A preferred equity	–	–	–	2,745,000	2,745,000
Common equity	–	–	–	(3,955,265)	(3,955,265)
Accumulated other comprehensive income	983,736	(422,424)	–	(12,574)	548,738
Total members' equity	13,496,566	1,022,009	2,527,259	(17,707,361)	(661,527)
Total liabilities and equity	$18,157,801	$6,677,288	$3,317,330	$6,571,615	$34,724,034

Information on segments for the three months ended March 31, 2014 is as follows:

	Wholesale Trading	Retail Energy Services	Diversified Investments	Corporate, Net of Eliminations	Consolidated Total
Three Months Ended March 31, 2014
Wholesale trading	$25,209,520	$1,812,205	$–	$–	$27,021,725
Retail energy services	–	2,912,526	–	–	2,912,526
Revenues, net	25,209,520	4,724,731	–	–	29,934,251

Costs of retail electricity sold	–	4,602,217	–	–	4,602,217
Retail sales and marketing	–	128,442	–	–	128,442
Compensation and benefits	10,616,037	75,282	–	349,380	11,040,699
Professional fees	112,733	280,431	–	334,158	727,322
Other general and administrative	1,159,049	563,268	24,228	(842,218)	904,327
Trading tools and subscriptions	190,861	16,635	775	10,935	219,206
Operating costs and expenses	12,078,680	5,666,275	25,003	(147,745)	17,622,213
Operating income (loss)	$13,130,840	$(941,544)	$(25,003)	$147,745	$12,312,038

Capital expenditures	$2,687	$683,094	$22,279	$19,399	$727,459

At March 31, 2014
Identifiable Assets
Cash - unrestricted	$8,714,683	$1,119,874	$–	$1,448,662	$11,283,219
Cash in trading accounts	16,155,968	2,876,734	–	–	19,032,702
Accounts receivable - trade	2,051,474	767,134	–	1,342	2,819,950
Marketable securities	–	–	–	1,018,594	1,018,594
Prepaid expenses and other assets	117,073	35,423	–	119,573	272,069
Total current assets	27,039,198	4,799,165	–	2,588,171	34,426,534

Equipment and furniture, net	64,780	63,178	–	356,054	484,012
Intangible assets, net	–	523,800	–	187,500	711,300
Deferred financing costs, net	–	–	–	312,061	312,061
Cash - restricted	–	–	320,188	1,319,371	1,639,559
Land held for development	–	–	132,756	–	132,756
Mortgage receivable	–	–	353,504	–	353,504
Convertible promissory note	–	–	1,003,056	–	1,003,056
Total assets	$27,103,978	$5,386,143	$1,809,504	$4,763,157	$39,062,782

Identifiable Liabilities and Equity
Accounts payable - trade	$311,722	$326,934	$10,169	$381,899	$1,030,724
Accrued expenses	–	901,668	–	2,699	904,367
Accrued compensation	9,647,059	–	–	15,000	9,662,059
Accrued interest	–	–	–	525,027	525,027
Subordinated notes	–	–	–	6,026,480	6,026,480
Obligations under non-competition agreement	–	–	–	187,500	187,500
Total current liabilities	9,958,781	1,228,602	10,169	7,138,605	18,336,157

Subordinated notes	–	–	–	5,761,241	5,761,241
Total liabilities	9,958,781	1,228,602	10,169	12,899,846	24,097,398

Investment in subsidiaries	16,846,406	3,839,062	1,799,335	(22,484,803)	–
Series A preferred equity	–	–	–	2,745,000	2,745,000
Common equity	–	–	–	11,621,437	11,621,437
Accumulated other comprehensive income	298,791	318,479	–	(18,323)	598,947
Total members' equity	17,145,197	4,157,541	1,799,335	(8,136,689)	14,965,384
Total liabilities and equity	$27,103,978	$5,386,143	$1,809,504	$4,763,157	$39,062,782

17.	Subsequent Events

From April 1 to May 12, 2015, the Company sold additional Subordinated Notes totaling $2,057,622 with a weighted average term of 29.2 months and bearing a weighted average interest rate of 14.44%.

On January 26, 2015, Cyclone closed on the purchase of a single family home for a price of $195,035. On April 13, 2015, Tim Krieger personally bought the property from Cyclone for a price of $197,382.

Effective April 2, 2015, Discount Energy Group, LLC changed its name to Town Square Energy East, LLC.

On April 13, 2015, the Company pledged additional collateral of $700,000 to PJM and consequently cancelled its guarantees for the benefit of PJM with respect to TCP and SUM effective April 30, 2015.

Effective April 30, 2015, CTG became a first tier subsidiary of TCPH.

On May 8, 2015 the Company filed a replacement registration statement on Form S-1 relating to the offer and sale of our Renewable Unsecured Subordinated Notes (the “2015 S-1”). The 2015 S-1 covers up to $75,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes.

On May 13, 2015, the Company gave notice to ERCOT and NYISO of the cancellation of its guarantees of TCP’s obligations, and the concurrent pledge of $500,000 of additional collateral to each.

The Company has evaluated subsequent events occurring through the date that the financial statements were issued.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2014 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading “Forward-Looking Statements” located on page 8, “Item 1A – Risk Factors” of our 2014 Form 10-K, and the “Risk Factors” section beginning on page 10 of our Form S-1.

The risks and uncertainties described in this Form 10-Q, our 2014 Form 10-K, and our Form S-1 are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition, or results of operations could suffer if the risks set forth are realized.

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

Overall, according to EIA data for 2013 (the most recent year for which full data is available), the U.S. electric power industry generated and sold 3,725 TWh at retail (up 0.8% from 2012) for a little more than $375.7 billion (up 3.3%) to over 146.4 million residential, commercial, industrial, and transportation customers (up 0.5%). In 2013, the average U.S. retail electricity price was 10.09¢/kWh - residential customers paid 12.13¢/kWh, commercial users paid 10.31¢/kWh, and industrial and transportation consumers paid 6.90¢/kWh.

Today, the industry includes any entity producing, selling, or distributing electricity. As of the end of 2013, according to the EIA, participants numbered about 2,800 and included investor-owned, publicly-owned, cooperative, and federal utilities and non-utility power producers. Power marketers and retail energy providers do not own any generation but buy and sell in wholesale and retail markets. Finally, participants in wholesale power markets include banks, hedge funds, private equity firms, and trading houses.

The investor-owned portion of the industry, including utilities, retail energy providers, and non-utility generators, constitutes over 70% of the industry’s revenues, unit sales, and customers. According to the Edison Electric Institute, a trade group representing the largest investor-owned utilities, in 2013, total energy operating revenues of shareholder-owned electric companies were $356.5 billion. As of December 31, 2013, consolidated holding company-level assets of these entities were $1.292 trillion, and of these assets, $791.8 billion were net property in service. As of the same date, the total market capitalization of U.S. shareholder-owned electric companies was $504.4 billion.

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

In the 14 areas where all rate classes had choice during 2013, according to EIA data, 25.58 million residential and 3.14 million non-residential customers were eligible to choose their supplier. Of these totals, 11.15 million residential (43.6%) and 1.91 million non-residential (61.2%) customers purchased over 559 million MWh from competitive suppliers.

U.S. Jurisdictions with Retail Choice Programs – Feb 2015

States	14	1	1	4	31
Residential	All	Limited	None	None	None
Non-Residential	All	Capped	Capped	Limited	None

WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
KY
TN
MS
AL
OH
WV
VA
NC
SC
GA
FL
PA
NY
VT
ME
NH
MA
CT
RI
NJ
DE
MD
DC
AK
HI
500 Miles
500 KM
0

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

Through our wholly-owned subsidiaries, we trade financial and physical electricity contracts in North American wholesale markets regulated by FERC and operated by ISOs and RTOs, trade energy derivative contracts on exchanges regulated by the CFTC, including ICE, NGX, and CME, provide electricity supply services to retail customers in certain states that permit retail choice, and are engaged in certain investment and real estate development activities. Consequently, we have three major business segments used to measure our activity – wholesale trading, retail energy services, and diversified investments.

Our organizational structure (active entities only) as of May 13, 2015 is outlined below.

Twin Cities Power Holdings, LLC ("TCPH")
Apollo Energy Services, LLC ("AES")
Twin Cities Power, LLC ("TCP")
Chesapeake Trading Group, LLC ("CTG")
Cygnus Partners, LLC ("CP")
Retail Energy Holdings, LLC ("REH")
Cyclone Partners, LLC ("Cyclone")
Summit Energy, LLC ("SUM")
Cygnus Energy Futures, LLC ("CEF")
Town Square Energy, LLC ("TSE")
Town Square Energy East, LLC ("TSEE") fka Discount Energy Group, LLC ("DEG")
Town Square Energy Canada, Ltd. ("TSEC")

Key

Orange - Holding or management services company • Green – Wholesale Trading • Blue – Retail Energy Services • Gray – Diversified Investments

Wholesale Trading

In general, our trading activities are characterized by the acquisition of electricity or other energy-related commodities at a given location and its delivery to another. “Financial” transactions settle in cash in an amount equal to the difference between the purchase and sale prices, while “physical” transactions are settled by the delivery of the commodity. ISO-traded financial contracts are also known as “virtual” trades, are outstanding overnight, and settle the next day. The Company also trades electricity and other energy derivatives on ICE, NGX, and CME and may hold an open interest in these contracts overnight or longer.

For the three months ended March 31, 2015 and 2014, financial and virtual electricity represented 100% of our total trading volume in FERC-regulated markets, that is, we traded no physical power during these periods in our wholesale segment.

Retail Energy Services

On June 29, 2012, we acquired certain assets and the business of a small retail energy supplier serving residential and small commercial markets in Connecticut, and beginning on July 1, 2012, we began selling electricity to retail accounts. During late 2012 and early 2013, we applied for retail electricity supplier licenses for the states of Massachusetts, New Hampshire, and Rhode Island which were issued on various dates in 2013. On January 2, 2014, we acquired a retail energy business licensed by the states of Maryland, New Jersey, Pennsylvania, and Ohio. The eight states in which we are licensed incorporate the service territories of 36 investor-owned electric utilities.

As of March 31, 2015, we were actively marketing our services in 16 of these service areas. Projected margins in specific areas ultimately determine where we deploy our retail marketing resources and obtain customers. To date, our customer base consists largely of residential consumers with a few small commercial accounts. We primarily use direct marketing strategies to sell our services and our customers may typically cancel their contracts at any time.

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

The table below details our open derivative contracts held for trading purposes, as undesignated, economic hedges by our retail segment, and as cash flow hedges by our retail segment as of March 31, 2015:

Open Derivative Contracts Held for Trading

As of March 31, 2015

		Delivery	Final	Energy	Fair Value
Segment and contract type	Hub or zone	period	settlement	(MWh)	Asset	Liability
Wholesale Trading
FTRs	MISO, NYSIO, PJM, ISO NE	Q2 2015	various	3,579,010	$539,838	$–
Natural gas future	Henry Hub	Q2 2015	various	310,000	–	775
Electricity future	AESO	Q2 2015	various	183,080	1,180,979	1,244,954
Electricity future	AESO	Q3 2015	various	29,760	240,463	245,123
Electricity future	AESO	Q4 2015	various	66,240	375,427	330,615
Electricity future	AESO	Q1 2016	various	10,920	67,263	61,842
Electricity future	AESO	Q2 2016	various	10,920	–	62,715
Electricity future	AESO	Q3 2016	various	11,040	94,739	53,328
Electricity future	AESO	Q4 2016	various	11,040	67,156	53,328
Subtotal				4,212,010	2,565,865	2,052,680
Retail Energy Services - Economic Hedges
Electricity futures	PJM West Hub	Q2 2015	various	1,840	–	24,780
Electricity futures	PJM West Hub	Q3 2015	various	17,623	36,616	76,417
Electricity futures	PJM West Hub	Q4 2015	various	16,165	–	108,300
Subtotal				35,628	36,616	209,497
Retail Energy Services - Designated Cash Flow Heges
Electricity futures	ISO-NE Mass Hub	Q2 2015	various	16,120	–	238,511
Electricity futures	ISO-NE Mass Hub	Q3 2015	various	29,440	51,728	229,850
Electricity futures	ISO-NE Mass Hub	Q4 2015	various	352	–	5,791
Subtotal				45,912	51,728	474,152
Totals				4,293,550	$2,654,209	$2,736,329

The table below details our open derivative contracts held for trading purposes, as undesignated, economic hedges by our retail segment, and as cash flow hedges by our retail segment as of December 31, 2014:

Open Derivative Contracts

As of December 31, 2014

		Delivery	Final	Energy	Fair Value
Segment and contract type	Hub or zone	period	settlement	(MWh)	Asset	Liability
Wholesale Trading
Electricity futures	PJM West Hub peak	daily	daily	6,400	$22,400	$–
FTRs	MISO, NYISO, PJM	Q1 & Q2 2015	various	8,981,440	1,435,819	–
Electricity futures	AESO	Q1 2015	various	80,320	785,617	286,250
Electricity futures	AESO	Q2 2015	various	135,600	892,838	1,094,059
Electricity futures	AESO	Q3 2015	various	78,120	601,993	783,893
Subtotal				9,281,880	3,738,667	2,164,202
Retail Energy Services - Economic Hedges
Electricity futures	ISO-NE Mass Hub; PJM West Hub	Q1 2015	various	3,715	–	44,373
Electricity futures	PJM West Hub	Q2 2015	various	14,280	–	107,120
Natural gas futures	Henry Hub	Q2 2015	various	155,000	14,803	–
Electricity futures	PJM West Hub	Q3 2015	various	16,240	31,926	65,196
Natural gas futures	Henry Hub	Q3 2015	various	77,500	1,085	–
Electricity futures	PJM West Hub	Q4 2015	various	21,285	–	175,971
Subtotal				288,020	47,814	392,660
Retail Energy Services - Designated Cash Flow Hedges
Electricity futures	ISO-NE Mass Hub	Q1 2015	various	13,995	–	498,166
Electricity futures	ISO-NE Mass Hub	Q2 2015	various	16,120	–	184,378
Electricity futures	ISO-NE Mass Hub	Q3 2015	various	18,480	15,732	189,116
Electricity futures	ISO-NE Mass Hub	Q4 2015	various	352	–	7,480
Subtotal				48,947	15,732	879,140
Total				9,618,847	$3,802,213	$3,436,002

Results of Operations

Three Months Ended March 31, 2015 and 2014

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Three Months Ended March 31,
Dollars in thousands	2015		2014		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Wholesale trading revenue, net	$10,850	66.9%	$27,021	90.3%	$(16,171)	-59.8%
Retail electricity revenue	5,377	33.1%	2,913	9.7%	2,464	84.6%
Net revenue	16,227	100.0%	29,934	100.0%	(13,707)	-45.8%

Operating costs & expenses
Cost of retail electricity sold	6,223	38.3%	4,602	15.4%	1,621	35.2%
Retail sales and marketing	246	1.5%	129	0.4%	117	90.7%
Compensation and benefits	6,196	38.2%	11,041	36.9%	(4,845)	-43.9%
Professional fees	586	3.6%	727	2.4%	(141)	-19.4%
Other general & administrative	1,236	7.6%	904	3.0%	332	36.7%
Trading tools & subscriptions	327	1.9%	219	0.6%	108	49.3%
Total operating expenses	14,814	91.3%	17,622	58.9%	(2,808)	-15.9%
Operating income	1,413	8.7%	12,312	41.1%	(10,899)	-88.5%

Interest expense	(764)	-4.7%	(467)	-1.6%	(297)	63.6%
Interest income	49	0.3%	12	-0.1%	37	308.3%
Loss on foreign currency exchange	95	0.6%	–	0.0%	95	na
Other income	40	0.2%	–	0.0%	40	na
Other expense, net	(580)	-3.7%	(455)	-1.5%	(125)	27.5%
Net income	833	5.1%	11,857	39.6%	(11,024)	-93.0%

Preferred distributions	(137)	-0.8%	(137)	-0.5%	–	0.0%
Net income attributable to common	$696	4.3%	$11,720	39.2%	$(11,024)	-94.1%

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

Market conditions during the first quarter of 2015 were characterized by slightly cooler than normal weather, with 199 more heating degree-days than normal and an average temperature only 0.5° below the normal (37.1°F versus 37.6°F), and cheaper than normal natural gas (down about 8% to $2.90/MCF versus the 5 year average of $3.96/MCF).

The first quarter of 2015 was warmer than the same period in 2014. Heating degree-days for the U.S. in the first quarter of 2015 totaled 2,370 or 5% below 2014’s figure of 2,492 and cooling degree-days totaled 43 compared to 31 in 2014. For 2015, the Henry Hub natural gas spot price averaged $2.90/MCF, 43% below 2014’s $5.08 mark. Supplies of gas during 2015 were adequate. Weekly storage levels averaged 2,119 BCF or 30% more than 2014’s level of 1,633 and 8% lower than the 5 year average of 2,291.

	Three Months Ended March 31,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2015	2014	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	2,370	2,492	2,171	(122)	-5%	199	9%
Cooling degree-days	43	31	36	12	39%	7	21%
Avg temperature (°F)	37.1°F	34.3°F	37.6°F	2.8°F	8%	-0.4°F	-1%

Natural Gas
Henry Hub spot price ($/MCF)	2.90	5.08	3.96	(2.18)	-43%	(1.06)	-27%
Working gas in underground storage, Lower 48 states,
EIA weekly estimates (BCF)	2,119	1,633	2,291	486	30%	(173)	-8%

_______________

1 - "LTA" abbreviates long term average. For weather data, the 30 year period is 1984-2013 and for natural gas the 5 year period is 2009-2013.

The average for the day-ahead PJM West Peak price during 2015 was $53.72/MWh with a standard deviation of $36.08 resulting in a coefficient of variation of 67%, compared to $102.50/MWh, $97.51, and 95% for 2014. The high for the year to date was $237.48/MWh and the low was $28.49. As shown by the table below, price levels and volatility were generally lower in 2015 as compared to 2014.

	Three Months Ended March 31,
PJM West Hub Peak Day Ahead			Increase (decrease)
	2015	2014	Units	Percent
Price ($/MWh)
Average	53.72	102.50	(48.78)	-48%
Maximum	237.48	655.75	(418.27)	-64%
Minimum	28.49	37.15	(8.66)	-23%
Standard deviation	36.08	97.51	(61.43)	-63%
Coefficient of variation (stdev ÷ avg)	67%	95%	-28%	-29%

Daily percentage changes
Average	4.1%	8.7%	-4.6%	-53%
Maximum	209.3%	200.3%	9.0%	4%
Minimum	-63.5%	-78.1%	14.7%	-19%
Standard deviation	33.8%	47.4%	-13.5%	-29%

Number of days
Up 10% or more	20	22	(2)	-9%
Between 10% up and 10% down	23	17	6	35%
Down 10% or more	20	24	(4)	-17%

Largely as a result of these factors, for the three months ended March 31, 2015, net trading revenue decreased by $16,171,000 or 59.8% compared to $27,021,000 for the same period in 2014.

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

For the three months ended March 31, 2015 and 2014, we recorded total revenues in our retail segment of $5,461,000 and $4,725,000, respectively. These totals consisted of retail energy sales of $5,377,000 in 2015 and $2,913,000 in 2014, up 84.6%, and wholesale trading revenues of $84,000 and $1,812,000, down 95.4%. 2015’s results were driven by a 302.1% increase in customers as a result of increased marketing efforts.

The following table details key operating statistics for the periods indicated.

Key Operating Statistics	For and at three months ended March 31,
(in units unless otherwise indicated)			Increase (decrease)
	2015	2014	Units	Percent
Retail electricity sales ($000s)	5,377	2,913	2,464	84.6%
Wholesale trading revenue, net ($000s)	84	1,812	(1,728)	-95.4%
Total segment revenues ($000s)	5,461	4,725	736	15.6%

Unit sales (MWh)	56,469	27,352	29,117	106.5%
Weighted average retail price (¢/kWh)	9.52	10.65	(1.13)	-10.6%

Customers receiving service, end of period	29,608	7,364	22,244	302.1%

During 2015, retail energy sales revenue increased principally as a result of an increase in customer count. Our customer base is a combination of residential and commercial accounts.

We primarily use direct marketing strategies to acquire our customers.

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

During the quarters ended March 31, 2015 and 2014, the Company recorded no revenue but capitalized a total of $688,000 and $133,000, respectively, of costs associated with its real estate development activities, consisting primarily of purchases of land for development and construction costs incurred.

Interest income on securities is recorded in other income and fair value is reported on the balance sheet. Securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which may indicate impairment.

Costs of retail electricity sold: Our costs of electricity sold include the cost of purchased power, EDC service fees, renewable energy certificates, bad debt expense, and gains net of losses and commissions on derivative contracts used to hedge power purchase costs. Cost of sales does not include the net gain or loss on the economic hedges described above. During the first quarters of 2015 and 2014, we purchased electricity for sale to retail customers in ISO-NE’s and PJM’s wholesale markets and from certain other wholesale suppliers. We are typically required to maintain cash deposits in separate accounts to meet our wholesale energy vendors’ financial assurance requirements to purchase energy, ancillary services, and capacity which amount is included in “cash in trading accounts”.

During the first three months of 2015, we hedged the cost of 14,795 MWh or 26% of the 56,469 MWh of electricity sold to our retail customers. Year to date, our hedges had the effect of increasing the cost of retail electricity sold by $475,608.

During the first quarter of 2014, we hedged the cost of 15,835 MWh or 58% of the 27,373 MWh of electricity sold to our retail customers. For the year, our hedges had the effect of decreasing the cost of retail electricity sold by $571,505.

As shown by the Open Derivative Contracts table on page 44, as of March 31, 2015, we had designated 45,912 MWh of electricity futures as hedges against the cost of expected 2015 electricity purchases and $422,000, representing the net loss on the effective portion of the hedges, was deferred in accumulated other comprehensive income and this entire amount is expected to be reclassified to cost of retail electricity sold by December 31, 2015.

As of December 31, 2014 as shown by the Open Derivative Contracts table on page 45, we had designated 48,947 MWh of electricity futures as hedges against the cost of expected 2015 electricity purchases. $863,000, representing the net loss on the effective portion of the hedges, was deferred in AOCI and this entire amount is expected to be reclassified to cost of retail electricity sold by December 31, 2015.

In total, during the first quarters of 2015 and 2014, we recorded costs of retail electricity sold of $6,223,000 and $4,602,000, respectively, resulting in gross loss of $762,000 in 2015 and a profit of $122,000 in 2014. If the economic hedges were treated in the same way as that of the designated hedges, that is, with gains decreasing costs of sales and with losses increasing such, gross margins would have been -14% in 2015 and 4% for 2014.

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

During the first quarters of 2015 and 2014, we spent $246,000 and $129,000 on retail sales and marketing, principally on outbound telemarketing.

Salaries, wages and related: Salaries, wages, and related costs such as employee benefits and payroll taxes consist primarily of base and incentive compensation paid to our administrative officers, energy traders, and other employees.

For the first quarter of 2015, salaries, wages, and related costs decreased by $4,845,000 or 43.9% to $6,196,000 compared to $11,041,000 for the same period in 2014. Our personnel expense is directly related to the revenue we record, since our trader’s compensation is tied to revenue production, this decrease in expense is in line with the decrease in revenues.

Professional fees: Professional fees consist of legal expenses, audit fees, tax compliance reporting service fees, and other fees paid for outside consulting services.

For the first three months of 2015, professional fees decreased by $141,000 to $586,000 compared to $727,000 in the first quarter of 2014. The majority of the decrease is due to professional fees incurred during the first three months of 2014 for recruiter fees to hire additional traders.

Other general and administrative: Other general and administrative expenses consist of rent, depreciation, travel, outside retail customer service costs, and all other direct office support expenses.

For the first quarter of 2015, these costs increased by approximately $332,000 to $1,236,000 compared to $904,000 for 2014. The increase was primarily related to additional spending on marketing and administrative expenses associated with the Notes Offering. We incurred $533,000 and $234,000 in marketing and administrative expenses associated in the first quarters of 2015 and 2014, respectively.

Trading tools and subscriptions: Trading tools and subscriptions consist primarily of amounts paid for services that provide weather reports and forecasting, electrical load forecasting, congestion analysis and other factors relative to electricity production and consumption.

For the three months ended March 31, 2015, trading tools and subscriptions expense increased by $108,000 or 49.3% to $327,000 compared to $219,000 for the same period in 2014, primarily due to an increase in subscription costs due to the increase in the number of traders and the increase cost per subscription during the first three months of March 31, 2015. In addition, our increased customer count increased our volumetric fees that we incur for services that we utilize for billing our retail customers.

Other income (expense): Other expense, net of other income, increased by $125,000 to $580,000 for the first quarter of 2015 compared to $455,000 for the same period in 2014. As the principal component of other expense, interest expense increased by $297,000 to $764,000 for 2015 year to date compared to $467,000 for the same period in 2014. The increase was attributed primarily to an increase in outstanding debt of $3,950,000 for the three month period ended March 31, 2015 compared to $1,603,000 for the three month period ended March 31, 2014.

Preferred distributions: During the first quarters of 2015 and 2014, we distributed $137,000 to our preferred unit holder.

Liquidity, Capital Resources, and Cash Flow

In our wholesale trading business, we require a significant amount of cash to pledge as collateral to market operators which allows us to trade and generate revenues. With respect to our retail operation, in addition to collateral posted with ISOs that allows us to acquire power for our customers, we are also required to fund accounts receivable as well as margin requirements associated with hedges. We are generally required to pay for power every 4 days or so, while our average collection period on receivables is 40 to 45 days. As such, our capital is largely invested in trading accounts and deposits and receivables. Our capital expenditure requirements are nominal, being limited largely to computer and office equipment, software, and office furniture. Therefore, in any given reporting period, the amount of cash consumed or generated will primarily be due to changes in working capital.

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

The following table is a measure of our liquidity and capital resources as of the dates indicated:

	At
Dollars in thousands	March 31, 2015		December 31, 2014		Increase (decrease)
	Dollars	Percent of total assets	Dollars	Percent of total assets	Dollars	Percent
Liquidity
Cash - unrestricted	$4,396	12.7%	$2,397	7.5%	$1,999	83.4%
Cash in trading accounts	16,004	46.1%	21,100	66.4%	(5,096)	-24.2%
Accounts receivable - trade	5,572	16.0%	2,394	7.5%	3,178	132.7%
Total liquid assets*	25,972	74.8%	25,891	81.6%	81	0.3%
Total assets	$34,724	100.0%	$31,770	100.0%	2,954	9.3%

Capital Resources
Current	$11,646	33.5%	$8,652	27.2%	$2,994	34.6%
Long term	11,591	33.4%	10,636	33.5%	955	9.0%
Total debt	23,237	66.9%	19,288	60.7%	3,949	20.5%

Series A preferred	2,745	7.9%	2,745	8.6%	–	0.0%
Common	(3,955)	-11.4%	(194)	-0.6%	(3,761)	1938.7%
Accumulated other comprehensive income	549	1.6%	147	0.5%	402	273.5%
Total equity	(661)	-1.9%	2,698	8.5%	(3,359)	-124.5%
Total capitalization	$22,576	64.9%	$21,986	69.1%	$590	2.7%

____________________

* - Closest GAAP measure is total current assets, which was $28,836,000 as of March 31, 2015 and $26,619,000 as of December 31, 2014

The table below summarizes our primary sources and uses of cash for the three month periods ended March 31, 2015 and 2014 as derived from the statements of cash flows included in this Form 10-K.

	For the Three Months Ended March 31,
Dollars in thousands			Increase (decrease)
	2015	2014	Dollars	Percent
Net cash provided by (used in):
Operating activities	$5,781	$11,825	$(6,044)	-51.1%
Investing activities	(2,630)	(3,660)	1,030	-28.1%
Financing activities	(1,127)	2	(1,129)	-56450.0%
Net cash flow	2,024	8,167	(6,143)	-75.2%

Effect of exchange rate changes on cash	(26)	(75)	49	-65.3%

Cash - unrestricted:
Beginning of period	2,397	3,190	(793)	-24.9%
End of period	$4,395	$11,281	$(6,887)	-61.0%

For the quarter ended March 31, 2015, we generated $5,781,000 from operating activities. The largest sources of cash from operations was a decrease from our trading accounts and deposits of $5,511,000. The most significant items affecting our operating cash flow was a $1,162,000 increase in accounts payable for the cost of retail electricity sold, which was directly related to the growth in the customer count during the three months ended March 31, 2015. Due to the trading revenue earned during the three months ended March 31, 2015 there was also an increase in accrued compensation of $904,000. Growth in accounts receivable also used $3,178,000 of cash.

During the period, we used $2,630,000 of cash for investing activities, primarily related to the purchase of additional marketable securities of $2,250,000 during the three months ended March 31, 2015.

At March 31, 2015, our debt totaled $23,238,000 compared to $11,788,000 as of the prior three month period ended March 31, 2014. For the period, we used $1,127,000 for financing activities, including a net $3,472,000 increase in debt and payment of $4,549,000 in distributions. Of the total distribution amount, $92,000 was paid to the holder of our preferred units and $4,457,000 was paid to our common unit-holders.

For the three months ended March 31, 2014, we generated $11,825,000 from operating activities. The largest sources of cash from operations were net income of $11,857,000. During 2014, we used $3,660,000 of cash for investing activities, with the largest expenditures being for $1,319,000 to secure our position with the Canadian court in conjunction with the former employee litigation (see “Note 15 Commitments and Contingencies – Former Employee Litigation”), the purchase of marketable securities of $750,000, our investment in Ultra Green’s convertible notes consumed $1,000,000, and finally the acquisition of DEG for 680,000. At March 31, 2014, our debt totaled $11,788,000 compared to $10,185,000 as of the prior year end. For the quarter, the Company received $2,000 for financing activities, including a net increase in debt of $1,603,000 and payment of $1,538,000 in distributions. Of the total distribution amount, $137,000 was paid to the holder of our preferred units and $1,401,000 was paid to our common unit-holders.

Financing

In February 2012, we executed a $25,000,000 Futures Risk-Based Margin Finance Agreement (the “Margin Line” and the “Margin Agreement”, respectively) with ABN AMRO. The Margin Agreement provides CEF with an uncommitted $25,000,000 revolving line of credit for which it pays a commitment fee of $35,000 per month. Loans under the Margin Agreement are secured by all balances in CEF’s trading accounts with ABN AMRO, are payable on demand, and bear interest at an annual rate equal to 1.00% in excess of the Federal Funds Target Rate, or approximately 1.25%. Under the Margin Agreement, the Company is also subject to certain reporting, affirmative, and negative covenants, including maintenance of minimum account net liquidating equity as defined of $3,000,000, a maximum loan ratio as defined of 12.5:1, and minimum consolidated tangible net worth of 4% of the amount of the Margin Line or $1,000,000. The Margin Agreement was amended on May 31, 2013 to reduce the uncommitted credit line to $15,000,000, the commitment fee to $25,000 per month, and the covenant with respect to net liquidating equity as defined to $1,500,000. There were no borrowings outstanding under the Margin Line as of March 31, 2015.

On May 10, 2012, our Form S-1 registration statement relating to the offer and sale of our Renewable Unsecured Subordinated Notes (File No. 333-179460) was declared effective by the SEC, and the offering of notes commenced on May 15, 2012. The registration statement on Form S-1 covers up to $50,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes.

For the first three months ended March 31, 2015 and 2014, we incurred $597,000 and $245,824, respectively, of offering-related expenses, including marketing and printing expense, legal and accounting fees, filing fees, and trustee fees. These costs and expenses are expensed as incurred. From the effective date of May 10, 2012 through May 12, 2015, we have sold a total of $24,642,000 in principal amount of Notes and repaid $3,213,000, for a net raise to date of $21,429,000.

On May 8, 2015 the Company filed a replacement registration statement on Form S-1 relating to the offer and sale of our Renewable Unsecured Subordinated Notes (the “2015 S-1”). The 2015 S-1 covers up to $75,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes.

On May 12, 2014, the Company drew $700,000 under an evergreen, uncommitted line of credit from Royal Bank of Canada (the “RBC Line” and “RBC”, respectively). Advances under the RBC Line bear interest at a variable annual interest rate of 1 month LIBOR plus 2.25% set at the time of advance for a 30 day term, mature at various dates, and are collateralized by assets held in the Company’s marketable securities account. RBC is not obligated to make any extensions of credit to the Company and availability of funds may be increased or decreased by RBC in its sole and absolute discretion. Prepayment of any outstanding principal under the RBC Line may subject the Company to LIBOR break funding costs. There were no borrowings outstanding under the RBC Line as of March 31, 2015.

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

On October 14, 2014, REH, TSE, and DEG entered into a Credit Agreement with the Toronto, Ontario branch of Maple Bank GmbH (the “Maple Agreement” and “Maple Bank”), expiring October 31, 2016. The Maple Agreement provides the Company’s retail energy services businesses with a revolving line of credit of up to $5,000,000 in committed amount secured by a first position security interest in all of the assets of REH and its subsidiaries, a pledge of the equity of such businesses by TCPH, and certain validity and financial guarantees. Availability of loans is keyed to advance rates against eligible receivables as defined. Any loans outstanding bear interest at an annual rate equal to 3 month LIBOR, subject to a floor of 0.50%, plus a margin of 6.00%. In addition, the Company is obligated to pay an annual fee of 1.00% of the committed amount on a monthly basis and a monthly non-use fee of 1.00% of the difference between the committed amount and the average daily principal balance of any outstanding loans. The Company is also subject to certain customary reporting, affirmative, and negative covenants. As of March 31, 2015, $2,755,000, respectively, was outstanding under the Maple Agreement.

On November 21, 2014, American Land and Capital, LLC (“American Land”) and Cyclone entered into four construction loan agreements, each for a committed amount of $205,000 or $820,000 in total (the “Fox Meadows Construction Loans”). Each commitment is secured by a mortgage on a lot (numbers 1, 2, 3, and 4) in Block 1 of Fox Meadows 3rd Addition and is also personally guaranteed by Mr. Krieger. Fox Meadows is a townhouse development located in Lakeville, Minnesota in which Cyclone owns 35 attached residential building sites. Proceeds of the Construction Loans will be used to construct the first four spec/model homes on Cyclone’s Fox Meadows property. Draws on the Construction Loans bear interest at the higher of: (a) 6.50% or (b) the prime rate as reported from time to time by The Wall Street Journal plus 3.00%. Interest only is payable monthly on the 10th and the notes mature on May 21, 2015. The loans may be prepaid in whole or in part at any time without penalty. As of March 31, 2015, $662,000, was outstanding under the Fox Meadows Construction Loans.

On December 23, 2014, via an assignment and assumption agreement between Cyclone and Kenyon Holdings, LLC (“Kenyon”), a related party, Cyclone took ownership of a 10 acre parcel of undeveloped land located at 170xx Texas Avenue, Credit River Township, Minnesota and assumed a $120,000 note secured by a mortgage on the property and owed to Lakeview Bank (the “Lakeview Bank Mortgage”). Kenyon is owned by Timothy S. Krieger, the Company’s primary owner and its Chief Executive Officer, and Keith W. Sperbeck, its Vice President of Operations. The Lakeview Bank Mortgage bears interest at the highest prime rate reported as such from time to time by The Wall Street Journal. Interest only is payable monthly on the 25th, the note matured on April 30, 2015, and the Company is currently waiting for the bank’s final approval to extend the note to April 30, 2016. The loan may be prepaid in whole or in part at any time without penalty.

Effective June 28, 2013, pursuant to a Membership Unit Purchase Agreement, Mr. Krieger purchased 100% of the outstanding issue or 496 redeemable preferred units from Mr. John O. Hanson. Concurrently with the purchase, Mr. Krieger and the Company exchanged the redeemable preferred units for an identical number of new Series A Preferred Units (the “Series A Preferred”) and the redeemable preferred units were cancelled. The Series A preferred is not redeemable, callable, or convertible, is non-voting with respect to elections to the Company’s Board of Governors, is senior to the Company’s common equity units with respect to rights in liquidation, and is entitled to distributions out of legally available funds in the amount of $92.25 per unit per month.

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

Non-GAAP financial measures utilized by the Company include “total liquid assets”. The most comparable GAAP measure is total current assets. The Company’s management believes that this non-GAAP financial measure provides useful information to investors and enables investors and analysts to more accurately compare the Company's ongoing financial performance over the periods presented.

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

For the quarters ended March 31, 2015 and 2014, we recorded $1,766,527 and $5,186,635, respectively, in salaries and wages and related taxes, representing the allocation of profits to Class B members. The amount of accrued profits interests included in accrued compensation at March 31, 2015 and 2014 was $1,766,527 and $5,227,234, respectively.

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

The following table summarizes our liquid and illiquid VaR as of and for the three months ended March 31, 2015 and 2014:

			Increase (decrease)
	2015	2014	Units	Percent
Liquid VaR
As of March 31	$342,488	$525,893	$(183,405)	-34.9%
For the three months ended March 31:
Average	$428,463	$398,881	$29,582	7.4%
Maximum	1,041,045	1,025,952	15,093	1.5%
Minimum	65,350	8,043	57,307	712.5%

VaR, pct of cash in trading accounts
As of March 31	3.12%	4.79%	-1.67%	-34.9%
For the three months ended March 31:
Average (1)	3.90%	3.63%	0.27%	7.4%
Maximum (1)	9.49%	9.35%	0.14%	1.5%
Minimum (1)	0.60%	0.07%	0.52%	712.6%

Illiquid VaR
As of March 31	$2,183,094	na	na	na
For the three months ended March 31:
Average	$3,130,229	na	na	na
Maximum	3,622,094	na	na	na
Minimum	2,183,094	na	na	na

VaR, pct of cash in trading accounts
As of March 31	19.89	na	na	na
For the three months ended March 31:
Average (1)	28.52	na	na	na
Maximum (1)	33.01	na	na	na
Minimum (1)	19.89	na	na	na

_______________

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

The value of the derivative financial instruments we hold for trading purposes and as cash flow hedges is significantly influenced by forward commodity prices. Periodic changes in forward prices could cause significant changes in the marked-to-market (“MTM”) valuation of these contracts. For example, assuming that all other variables remain constant:

Percentage change in	Average percentage change in mark-to-market valuation (1)			Dollar change in mark-to-market valuation (1)
forward price from	Derivatives held	Economic	Cash flow	Derivatives held	Economic	Cash flow
March 31, 2015	for trading	hedges	hedges	for trading	hedges	hedges
10%	-1851.3%	80.2%	42.2%	(493,424)	138,725	178,060
5%	-925.7%	40.1%	21.1%	(246,712)	69,363	89,030
1%	-185.1%	8.0%	4.2%	(49,342)	13,873	17,806
-1%	185.1%	-8.0%	-4.2%	49,342	(13,873)	(17,806)
-5%	925.7%	-40.1%	-21.1%	246,712	(69,363)	(89,030)
-10%	1851.3%	-80.2%	-42.2%	493,424	(138,725)	(178,060)

_______________

1 - Table includes only liquid positions

Interest Rate Risk

As of March 31, 2015, we had $3,760,000 of variable rate debt outstanding and at December 31, 2014, we had $1,635,000 of such debt outstanding. The interest rates charged on such are based in part on changes in certain market indices plus a credit margin, but are subject to “floors”, which may have the effect of converting variable rates to fixed rates and such was the case at March 31, 2015 and December 31, 2014. Consequently, at either date, we had no variable rate debt, although in the future we may be exposed to fluctuations in interest rates. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars, and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument.

Liquidity Risk

Liquidity risk arises from our general funding needs and the management of our assets and liabilities. We are exposed to additional collateral posting or margin requirements with the ISOs and exchanges if price volatility or levels increase. Based on a sensitivity analysis for positions under marginable contracts, a 20% change in electricity prices would cause an increase in margin collateral posted of approximately $353,000 as of March 31, 2015. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of March 31, 2015.

Wholesale Counterparty Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. We monitor and manage credit risk through the credit policies described in “Item 1 - Business – Wholesale Trading – Credit Risk Management” of our 2014 Form 10-K. Given the credit quality, diversification, and term of the exposure in the portfolio, we do not anticipate a material impact on financial position or results of operations from nonperformance by any counterparty.

Retail Customer Credit Risk

In our retail business, we may be exposed to certain customer credit risks. Although we are currently not exposed to retail customer credit risk to a large degree due to our participation in POR programs, we expect that this situation will change as we grow our retail business and expand into non-POR areas. Furthermore, economic and market conditions may affect our customers' willingness and ability to pay their bills in a timely manner, which could lead to an increase in bad debt expense above and beyond the allowance for uncollectible accounts charged to us by utilities. In general, we intend to manage retail credit risk as described in “Item 1 - Business – Retail Energy Services – Credit Risk Management” of our 2014 Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 - Legal Proceedings

See “Note 15 - Commitments and Contingencies” on page 30 of this Form 10-Q for a discussion of certain legal proceedings.

Item 1A - Risk Factors

No material changes from prior disclosure.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibit Number	Description
10.1	Employment agreement, dated January 13, 2015 between Apollo Energy Services, LLC. and Mark A. Cohn (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed January 22, 2015).
10.2	Fourth Amendment to Employment Agreement, dated January 21, 2015, between Twin Cities Power Holdings, LLC and Timothy S. Krieger (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed January 22, 2015).
10.3	Federal Energy Regulatory Commission Letter Re: MISO Cinergy Hub Transactions (Twin Cities Power - Canada, Ltd., Twin Cities Energy, LLC, Twin Cities Power, LLC) Docket No. IN12-2-000, dated February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed February 19, 2015).
10.4	Assignment of Employment Agreement between Stephanie Staska and Twin Cities Power Holdings, LLC, as amended, to Apollo Energy Services, LLC, dated January 1, 2015.
23.1	Consent of Baker Tilly Virchow Krause, LLP (incorporated by reference to Exhibit 21 to the Registrant's Form 10-K filed March 30, 2015).
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TWIN CITIES POWER HOLDINGS, LLC

/s/ Timothy S. Krieger
Dated: May 15, 2015	By:	Timothy S. Krieger
Chief Executive Officer, President and Chairman of the Board (principal executive officer)

/s/ Wiley H. Sharp III
Dated: May 15, 2015	By:	Wiley H. Sharp III
Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

