Form 10-Q
period 2015-06-30
ASPIRITY HOLDINGS LLC
filed 2015-08-14
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________ to ______________

Commission File Number: 333-179460

Aspirity Holdings LLC

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

Twin Cities Power Holdings, LLC
(Former name, former address and former fiscal year, if changed since last report)

___________________________________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

TABLE OF CONTENTS

Definitions	3

Forward Looking Statements	8

Non-GAAP Financial Measures	9

Part I – Financial Information	10
Item 1 - Financial Statements (Unaudited)	10
Consolidated Balance Sheets	10
As of June 30, 2015 and December 31, 2014	10
Consolidated Statements of Comprehensive Income	11
Three and Six Months ended June 30, 2015 and 2014	11
Consolidated Statements of Cash Flows	12
Six Months Ended June 30, 2015 and 2014	12
Notes to Consolidated Financial Statements	14
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Industry Background	42
Company Overview	47
The Restructuring	47
Business Plans	53
Operations Prior to the Distribution	54
Results of Operations	57
Three Months Ended June 30, 2015 and 2014	57
Six Months Ended June 30, 2015 and 2014	62
Liquidity, Capital Resources, and Cash Flow	66
Financing	68
Non-GAAP Financial Measures	70
Critical Accounting Policies and Estimates	70
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	72
Commodity Price Risk	72
Interest Rate Risk	74
Liquidity Risk	74
Wholesale Counterparty Credit Risk	74
Retail Customer Credit Risk	74
Foreign Exchange Risk	74
Item 4 - Controls and Procedures	75

Part II – Other Information	76
Item 1 - Legal Proceedings	76
Item 1A - Risk Factors	76
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3 - Defaults Upon Senior Securities	76
Item 4 - Mine Safety Disclosures	76
Item 5 - Other Information	76
Item 6 - Exhibits	77

Signatures	78

Definitions

Abbreviation or acronym	Definition
ABN AMRO	ABN AMRO Clearing Chicago, LLC and ABN AMRO Clearing Bank, N.V.
AENE	Aspirity Energy Northeast LLC, a wholly owned subsidiary of Aspirity Energy and a second tier subsidiary of the Company
AEMS	Aspirity Energy Mid-States LLC, a wholly owned subsidiary of Aspirity Energy and a second tier subsidiary of the Company
AES	Aspirity Energy South LLC, a wholly owned subsidiary of Aspirity Energy and a second tier subsidiary of the Company
AESO	Alberta Electric System Operator, a statutory corporation of the Province of Alberta, is an ISO serving the Alberta Interconnected Electric System
AOCI	Accumulated other comprehensive income
Apollo	Apollo Energy Services, LLC, a wholly-owned subsidiary of Enterprises and a second tier subsidiary of the Company
ASC	Accounting Standards Codification
Aspirity or the Company	Aspirity Holdings LLC and subsidiaries, formerly known as Twin Cities Power Holdings, LLC or “TCPH”
Aspirity Energy or AE	Aspirity Energy LLC, a wholly owned subsidiary of the Company
Aspirity Financial or AF	Aspirity Financial LLC, a wholly owned subsidiary of the Company
ASU	Accounting Standards Update
BLS	Bureau of Labor Statistics, an agency within the U.S. Department of Labor
Btu; therm; MMBtu	A “Btu” or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A “therm” is one hundred thousand Btu. One “MMBtu” is one million Btu.
C$	Canadian dollars
CEF	Cygnus Energy Futures, LLC, a wholly-owned subsidiary of CP and a third tier subsidiary of the Company
CFTC	Commodity Futures Trading Commission, an independent agency of the United States government that regulates futures and option markets
CME	CME Group Inc. operates the CME (Chicago Mercantile Exchange), CBOT (Chicago Board of Trade), NYMEX (New York Mercantile Exchange), and COMEX (Commodities Exchange) derivatives exchanges and also offers certain cleared OTC products and services
CoV	Abbreviates the coefficient of variation, a simple measure of volatility useful for comparing two or more data series; equal to the standard deviation divided by the mean
CP	Cygnus Partners, LLC, a wholly-owned subsidiary of Enterprises and second tier subsidiary of the Company
CP&U	Community Power & Utility, LLC, an electricity retailer acquired by TCP on June 29, 2012

Abbreviation or acronym	Definition
CSE	Comparison shopping engine, a web site that compares prices for specific products. While most comparison shopping engines do not offer the products or services themselves, some may earn commissions when users follow the links in the search results and make a purchase from an online vendor
CTG	Chesapeake Trading Group, LLC, a wholly-owned subsidiary of Enterprises and a second tier subsidiary of the Company
Cyclone	Cyclone Partners, LLC, a wholly-owned subsidiary of Enterprises and a second tier subsidiary of the Company
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

DOE	U.S. Department of Energy
EDC; LDC	Electric distribution company; may also be known as a local distribution company
EIA	Energy Information Administration, an independent agency within DOE
ERCOT	Electric Reliability Council of Texas, an ISO managing 85% of the electric Load of Texas and subject to oversight by the Public Utility Commission of Texas and the Texas Legislature but not FERC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission, an independent regulatory agency within DOE
Form S-1	The Company’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on May 10, 2012 with respect to the Company’s Notes Offering
FTR	Financial Transmission Rights are financial instruments traded in certain ISOs and RTOs that entitle their holders to receive or pay charges based on congestion price differences in the day-ahead energy market across specific transmission paths. The value of an FTR reflects the difference in congestion prices rather than the difference in locational marginal prices, which includes energy, congestion, and marginal losses. FTRs are specified between any two pricing nodes on the system, including hubs, control zones, aggregates, generator buses, load buses and interface pricing points. FTRs are generally available in increments of 0.1 MW and for periods ranging from 1 month to multiple years. The value of an FTR can be positive or negative depending on the sink minus source congestion price difference, with a negative differences resulting in liability for the holder.
GAAP	Generally accepted accounting principles in the United States

Abbreviation or acronym	Definition
ICE	InterContinental Exchange Group, Inc. operates a network of 17 regulated exchanges and 6 clearinghouses for financial and commodity markets in the U.S., Canada, Europe, and Asia. In November 2013, ICE completed the acquisition of NYSE Euronext.
INC and DEC	An increment offer or “INC” is an offer in the day-ahead market to sell energy at a specified source bus. An INC will clear if the LMP at the bus equals or exceeds the offer price. A decrement bid or “DEC” is a bid in the day-ahead market to purchase energy at a specified sink bus. A DEC will clear if the LMP at the bus does not exceed the bid price.
ISO; RTO	Independent System Operator, a non-profit organization formed at the direction or recommendation of FERC that coordinates, controls, and monitors the operation of a bulk electric power system, usually within a single U.S. state, but sometimes encompassing multiple states. A Regional Transmission Organization (“RTO”) typically performs the same functions as an ISO, but covers a larger area. ISOs and RTOs may also operate centrally cleared wholesale markets for electric power quoted on both a “real-time” and “day ahead” basis.
ISO-NE	ISO New England Inc., an RTO serving Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
Enterprises or KE	Krieger Enterprises, LLC, a wholly owned subsidiary of the Company
LMP	One of the unique aspects of ISO electricity markets is the availability of “locational marginal prices” (“LMPs”). The theoretical price of electricity at each node on the network is calculated based on the assumptions that: (1) one additional megawatt-hour of energy is demanded at the node in question; and (2) the marginal cost to the system that would result from the re-dispatch of available generating units to serve such load can establish the production cost of the additional energy. LMPs are typically quoted on a “real-time” and “day-ahead” basis. In the real-time market, prices at specific nodes are updated every 5 minutes based on current and targeted supply and demand. Day-ahead prices are for power to be delivered at a specified hour and transmission point during the next day. LMPs vary by time and location due to physical system limitations, congestion, and loss factors; however, in an unconstrained system with no losses, all LMPs would be equal. This means that LMPs can be conceptually separated into three components - an energy price, a congestion component, and a loss component.
MCA	The Company’s Member Control Agreement, as amended
MEF	Minotaur Energy Futures, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of TCPH
MISO	Midcontinent Independent System Operator, Inc., (formerly the Midwest Independent Transmission System Operator, Inc.), an RTO serving all or part of Arkansas, Illinois, Indiana, Iowa, Louisiana, Manitoba, Michigan, Minnesota, Mississippi, Missouri, Montana, North Dakota, South Dakota, Texas, and Wisconsin
MCF	One thousand cubic feet, a common unit of price measure for natural gas. In 2010, one MCF of natural gas had a heat content of 1,025 Btu.

Abbreviation or acronym	Definition
NERC	North American Electric Reliability Corporation, a non-profit corporation formed on March 28, 2006 as the successor to the National Electric Reliability Council, also known as NERC, formed in 1968. NERC is the designated Electric Reliability Organization (“ERO”) for the U.S. and operates under the auspices of FERC.
NGX	Natural Gas Exchange Inc., headquartered in Calgary, Alberta provides electronic trading, central counterparty clearing, and data services to the North American natural gas and electricity markets. NGX is wholly owned by TMX Group Inc. which collectively manages all aspects of Canada’s senior and junior equity markets.
NOAA	National Oceanic and Atmospheric Administration, an agency of the U.S. Department of Commerce
Notes	The Company’s Renewable Unsecured Subordinated Notes issued pursuant to its ongoing Notes Offering
Notes Offering	The direct public offering the Company’s Notes pursuant to a registration statement on Form S-1 declared effective by the SEC on May 10, 2012
NRSRO	A SEC-recognized Nationally Recognized Statistical Rating Organization; The major NRSROs that rate utilities are Standard & Poor’s Financial Services LLC (“S&P”), Moody’s Investor Services, Inc. (“Moody’s”), and Fitch Ratings Inc. (“Fitch”)
NYISO	New York Independent System Operator, an ISO serving New York state
OTC	Over-the-counter
PJM	PJM Interconnection, a RTO serving all or part of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, and the District of Columbia.
POR; non-POR	All states with restructured retail markets have implemented laws and regulations with respect to permitted billing, credit, and collections practices. Some of these states require an EDC billing customers in their service territory on behalf of suppliers operating there to purchase the receivables generated as a result of energy sales, generally at a modest discount to reflect bad debt experience. These states are known as “purchase of receivables” or “POR” jurisdictions while those without this provision are known as “non-POR” areas.
PURPA	Public Utilities Regulatory Policy Act of 1978
RECs	Renewable energy certificates represent the property rights to the environmental, social, and other non-power qualities of renewable electricity generation and can be sold separately from the underlying physical electricity.
REH	Retail Energy Holdings, LLC, a wholly-owned subsidiary of Enterprises and a second tier subsidiary of the Company
SEC	U.S. Securities and Exchange Commission, an independent agency of the United States government with primary responsibility for enforcing federal securities laws and regulating the securities industry and stock exchanges
SUM	Summit Energy, LLC, a wholly-owned subsidiary of TCP

Abbreviation or acronym	Definition
TCE	Twin Cities Energy, LLC, an inactive, wholly-owned subsidiary of Enterprises
TCP	Twin Cities Power, LLC
TCPC	Twin Cities Power – Canada, Ltd., an inactive, wholly-owned subsidiary of TCE
TSE	Town Square Energy, initially, an accounting division of TCP resulting from the acquisition of the business and assets of CP&U. Effective June 1, 2013, TSE became a wholly-owned subsidiary of the Company and on October 25, 2013, it became a wholly owned subsidiary of REH
TSEC	Town Square Energy Canada, Ltd, a wholly-owned subsidiary of REH
TSEE	Town Square Energy East, LLC, a wholly-owned subsidiary of REH, formerly known as Discount Energy Group, LLC or “DEG”
UTC	In an up-to-congestion or “UTC” transaction, a day-ahead market participant offers to inject energy at a specified source and simultaneously withdraw the same quantity at a specific sink at a maximum bid price difference between the two locations. The transaction will clear if the price differential between sink and source does not exceed the bid price.
VaR	Value-at-Risk is a measure of the risk of loss on a specific portfolio of financial assets. For a given portfolio, probability, and time horizon, VaR is the value at which the probability that a mark-to-market loss over the given time horizon exceeds the calculated value, assuming normal markets and no trading. For example, if a portfolio has a one-day, 5% VaR of $1 million, there is a 5% probability that the portfolio will fall in value by more than $1 million over a one-day period.
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

Non-GAAP Financial Measures

The Company’s communications may include certain non-GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company's financial performance, financial position, or cash flows that excludes, or includes, amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with GAAP in the company's financial statements.

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

Part I – Financial Information

Item 1 - Financial Statements (Unaudited)

Aspirity Holdings LLC and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
	Unaudited	Unaudited
Assets

Current assets
Cash - unrestricted	$5,082,537	$2,397,300
Cash in trading accounts	8,481,124	21,099,652
Accounts receivable - trade	5,392,744	2,394,246
Marketable securities	1,080,837	311,586
Note receivable - current portion	6,948,323	–
Less: deferred gain - current portion	(5,872,870)	–
Prepaid expenses and other current assets	492,591	416,419

Total current assets	21,605,286	26,619,203

Property, equipment, and furniture, net	746,840	762,529

Other assets
Intangible assets, net	115,057	269,149
Deferred financing costs, net	330,724	241,744
Cash - restricted	1,319,371	1,319,371
Land held for development	2,069,692	953,462
Note receivable - long term portion	13,891,406	–
Less: deferred gain - long term portion	(11,911,020)	–
Investment in convertible notes	1,680,297	1,604,879
Total assets	$29,847,653	$31,770,337

Liabilities and Members' (Deficit) Equity

Current liabilities
Current portions of debt
Revolver	$3,386,255	$1,105,259
Senior notes	1,288,408	312,068
Renewable unsecured subordinated notes	9,451,231	7,234,559
Accounts payable - trade	2,896,781	1,544,103
Accrued expenses	1,099,951	681,995
Accrued compensation	2,190,272	3,601,282
Accrued interest	1,230,493	849,913
Accrued distributions	4,000	–
Obligations under settlement agreement	–	582,565

Total current liabilities	21,547,391	15,911,744

Long-term liabilities
Senior notes	213,762	217,451
Renewable unsecured subordinated notes	12,754,882	10,418,569
Obligations under settlement agreement	–	2,524,448
Total long term liabilities	12,968,644	13,160,468

Total liabilities	34,516,035	29,072,212

Commitments and contingencies	–	–

Members' (deficit) equity
Series A preferred equity	2,745,000	2,745,000
Common equity	(7,133,338)	(193,624)
Accumulated other comprehensive income (loss)	(280,044)	146,749

Total members' (deficit) equity	(4,668,382)	2,698,125
Total liabilities and members' (deficit) equity	$29,847,653	$31,770,337

See notes to consolidated financial statements.

Aspirity Holdings LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

Three and Six Months ended June 30, 2015 and 2014

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Wholesale trading, net	$922,511	$4,304,660	$11,772,207	$31,326,385
Retail energy services	8,066,608	2,226,834	13,443,717	5,126,548
Management services	125,000	–	125,000	–
	9,114,119	6,531,494	25,340,924	36,452,933

Costs and expenses
Cost of retail electricity sold	6,095,655	1,677,901	12,318,876	6,267,307
Retail sales and marketing	357,008	22,953	602,907	151,395
Compensation and benefits	3,033,902	2,821,578	9,230,141	13,862,277
Professional fees	730,121	831,738	1,316,501	1,559,060
Other general and administrative	1,074,488	837,539	2,310,553	1,667,871
Trading tools and subscriptions	353,955	336,219	681,260	629,421
	11,645,129	6,527,928	26,460,238	24,137,331

Operating income (loss)	(2,531,010)	3,566	(1,119,314)	12,315,602

Other income (expense)
Interest expense	(904,546)	(514,512)	(1,668,559)	(982,277)
Interest income	172,530	43,330	221,815	55,482
Gain (loss) on foreign currency exchange	405,836	(261,217)	501,109	(260,849)
Other income	41,599	3,320	81,986	3,320
	(284,581)	(729,079)	(863,649)	(1,184,324)

Net income (loss)	(2,815,591)	(725,513)	(1,982,963)	11,131,278
Preferred distributions	(137,268)	(137,268)	(274,536)	(274,536)

Net income (loss) attributable to common	(2,952,859)	(862,781)	(2,257,499)	10,856,742

Comprehensive income (loss)
Net income (loss)	(2,815,591)	(725,513)	(1,982,963)	11,131,278
Foreign currency translation adjustment	(360,569)	293,310	(411,839)	218,128
Change in fair value of cash flow hedges	(462,721)	(204,281)	(21,737)	(242,416)
Unrealized gain on securities	(5,492)	46,261	6,783	58,136

Comprehensive income (loss)	$(3,644,373)	$(590,223)	$(2,409,756)	$11,165,126

See notes to consolidated financial statements.

Aspirity Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

	Six Months
	Ended June 30,
	2015	2014
	Unaudited	Unaudited
Cash flows from operating activities
Net income (loss)	$(1,982,963)	$11,131,278
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	337,612	430,259
Gain on sale of marketable securities	(1,916)	–
(Increase) decrease in:
Trading accounts and deposits	7,451,742	(9,568,417)
Accounts receivable - trade	(2,998,498)	(806,678)
Note receivable	(99,000)	–
Prepaid expenses and other assets	(76,172)	(74,089)
Increase (decrease) in:
Accounts payable - trade	1,352,678	543,379
Accrued expenses	417,956	96,568
Accrued compensation	(2,398,605)	1,325,076
Accrued interest	380,580	274,995
Obligations under settlement agreement	(194,188)	–

Net cash provided by operating activities	2,189,226	3,352,371

Cash flows from investing activities
Repayment of note receivable	–	140,964
Purchase of marketable securities	(3,250,000)	(760,009)
Proceeds from sale of marketable securities	2,489,449	–
Purchase of investment in convertible notes	(75,418)	(1,128,861)
Purchase of property, equipment and furniture	(194,225)	(113,312)
Increase in cost of land held for development	(337,446)	(56,505)
Proceeds from land held for development	197,382	–
Increase in restricted cash	–	(999,183)
Acquisition of Discount Energy Group, LLC	–	(680,017)

Net cash used in investing activities	(1,170,258)	(3,721,923)

Cash flows from financing activities
Deferred financing costs	(191,524)	–
Proceeds from line of credit	–	700,000
Payments on senior notes payable	(3,515)	(200,000)
Renewable unsecured subordinated notes:
Issuances	6,210,798	3,272,819
Redemptions	(1,657,813)	(488,695)
Proceeds from revolver	13,204,000	–
Payments on revolver	(10,923,004)	–
Distributions - preferred	(274,536)	(274,536)
Distributions - common	(4,678,213)	(3,073,080)

Net cash provided by (used in) financing activities	1,686,193	(63,492)

Net increase (decrease) in cash	2,705,161	(433,044)

Effect of exchange rate changes on cash	(19,924)	218,129

Cash - unrestricted
Beginning of period	2,397,300	3,190,495
End of period	$5,082,537	$2,975,580

See notes to consolidated financial statements.

Aspirity Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2015 and 2014

	Six Months
	Ended June 30,
	2015	2014
	Unaudited	Unaudited
Non-cash investing and financing activities:
Effective portion of cash flow hedges	$(885,145)	$114,198

Accrued distributions - common	$4,000	$–

Unrealized gain on investment securities	$17,899	$58,136

Note receivable from sale of subsidiary	$20,740,729	–
Less deferred gain on sale	(17,783,890)	–
Note receivable from sale of subsidiary	$2,956,839	–

Land held for development obtained via foreclosure on mortgage loan	$–	$353,504

Acquisition of land for development via assignment and assumption agreement	$976,166	$–

Acquisition of property, plant, and equipment via mortgage loan	$–	$228,000

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,287,979	$707,282
Capitalized interest related to land held for development	$21,169	$–

See notes to consolidated financial statements.

Aspirity Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Description of Business

Basis of Presentation

Aspirity Holdings LLC (“Aspirity” or the “Company”), formerly known as Twin Cities Power Holdings, LLC or “TCPH” prior to July 14, 2015, has prepared the foregoing unaudited consolidated financial statements in accordance with GAAP and the requirements of the SEC with respect to interim reporting. As permitted under these rules, certain footnotes and other financial information required by GAAP for complete financial statements have been condensed or omitted. The interim consolidated financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results and include the accounts of Aspirity and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

For additional information, please refer to our audited consolidated financial statements and the accompanying notes for the years ended December 31, 2014 and 2013 included in our 2014 Form 10-K.

Businesses

Aspirity is a Minnesota limited liability company formed on December 30, 2009. On November 14, 2011, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization”) with its then current members and Twin Cities Power, LLC (“TCP”), Cygnus Partners, LLC (“Cygnus”), and Twin Cities Energy, LLC (“TCE”) which were affiliated through common ownership. Effective December 31, 2011, following receipt of approval from the Federal Energy Regulatory Commission (“FERC”), the members of TCP, CP, and TCE each contributed all of their ownership interests in these entities to TCPH in exchange for ownership interests in TCPH, which made TCPH a holding company and the sole member of each of TCP, CP, and TCE. The Reorganization was accounted for as a transaction among entities under common control.

Since then, the Company has formed additional first- and second-tier subsidiaries. First-tier subsidiaries include Apollo Energy Services, LLC (“Apollo”), formed on October 27, 2014 for the purpose of providing centralized services to the Company’s various other subsidiaries. Substantially all of the management rights and certain of the direct employees of TCPH were transferred to Apollo as of January 1, 2015. Retail Energy Holdings, LLC (“REH”) was formed on October 25, 2013 in anticipation of the acquisition of Discount Energy Group, LLC or “DEG” and Cyclone Partners LLC (“Cyclone”) was formed on October 23, 2013 to take advantage of certain investment opportunities present in the residential real estate market.

With respect to second-tier subsidiaries, as of March 31, 2015, TCP had three active subsidiaries - Summit Energy, LLC (“SUM”), Chesapeake Trading Group, LLC (“CTG”), and Minotaur Energy Futures, LLC (“MEF”), formed on March 25, 2014. Effective April 30, 2015, TCP distributed the ownership interests of CTG to TCPH and it became a first tier subsidiary of the Company. MEF was deactivated in the second quarter of 2015. Cygnus has one subsidiary - Cygnus Energy Futures, LLC (“CEF”). REH has three subsidiaries - Town Square Energy, LLC (“TSE”), Town Square Energy East, LLC (“TSEE”, formerly DEG), and Town Square Energy Canada, Ltd. (“TSEC”). TCE and its wholly-owned subsidiary, Twin Cities Power – Canada, Ltd. (“TCPC”), became inactive in the third quarter of 2012.

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

The Restructuring

Since mid-2014, the Board of Governors has been considering ways to better position the business to access capital markets, in particular that for public equity. Ultimately, the Board concluded that the Company’s regulatory exposure and earnings volatility, particularly that related to the wholesale trading business, needed to be substantially reduced or eliminated in order for such efforts to be successful on the desired scale. On May 27, 2015, the Board approved a plan to restructure the business via the sale of TCP, spinning out the remaining legacy businesses as defined below, and recasting the Company solely as a retail energy and financial services business. Overall, the restructuring incorporated several major steps.

New first- and second-tier subsidiaries were created to facilitate the process. The new first-tier subsidiaries consisted of Aspirity Energy LLC (“AE” or “Aspirity Energy”), Aspirity Financial LLC (“AF” or “Aspirity Financial”), and Krieger Enterprises, LLC (“KE” or “Enterprises”). The new second-tier entities, subsidiaries of Aspirity Energy, were formed to conduct business in the various areas of the U.S. that benefit from active wholesale and restructured retail electricity markets - Aspirity Energy Northeast LLC (“AENE” or “Northeast”), Aspirity Energy Mid-States LLC (“AEMS” or “Mid-States”), and Aspirity Energy South LLC (“AES” or “South”).

Aspirity Financial was formed to provide energy-related financial services to companies and households. Enterprises was formed to accept the contribution of the Legacy Businesses as defined below.

On June 1, 2015, the Company closed on the sale of TCP and SUM to Angell Energy, LLC, a Texas limited liability company (“Angell”). Pursuant to an Equity Interest Purchase Agreement, the Company sold 100% of the outstanding equity interests of TCP (which included the equity of SUM) to Angell for a purchase price of $20,740,729, paid with $500,000 cash and a secured promissory note of $20,240,729 bearing interest at an annual rate of 6.00% and payable in 12 quarterly installments of $1,855,670 each (the “Angell Note”). The Company and Angell also entered into a security and guarantee agreement and Apollo and Angell entered into software license and administrative services agreements. In selling TCP, the Company partially accomplished its goal of substantially reducing its regulatory exposure and earnings volatility. See also “Note 2 – Summary of Significant Accounting Policies – Variable Interest Entities” and “ Note 7 – Note Receivable and Deferred Gain”.

The following table summarizes the effect of the sale on the Company's balance sheet at closing:

Cash in trading accounts	$5,740,729
Property, equipment, and furniture, net	128,935
Obligations under settlement agreement	(2,912,825)
Net assets sold, net of liabilities assumed	$2,956,839

Purchase price (note receivable)	$20,740,729
Deferred gain	(17,783,890)
Net assets sold, net of liabilities assumed	$2,956,839

Effective July 1, 2015, the Company completed an internal reorganization that effected the separation of the Company’s wholesale energy trading, real estate investments, investments in private companies, legacy retail energy business, and certain other assets and obligations (collectively, the “Legacy Businesses”) from its new Aspirity subsidiaries. Specifically, the internal reorganization consisted of the following actions:

•	The Company contributed the following assets to Enterprises:
o	100% of the outstanding equity interests of each of Apollo, CTG, Cygnus, and Cyclone;
o	100% of the financial rights associated with the equity of REH, with the governance rights to be contributed upon receipt of approval of the transfer from FERC;

o	100% of the outstanding equity interests of the following wholly-owned non-operating or inactive subsidiaries:
▪	Athena Energy Futures LLC;
▪	Minotaur Energy Futures LLC;
▪	Twin Cities Energy LLC and its subsidiary Twin Cities Power-Canada, Ltd.;
▪	TC Energy Trading, LLC;
▪	Twin Cities Power Services, LLC; and
▪	Vision Consulting, LLC; and
o	Certain other assets and obligations held or owned directly by the Company but not related to the planned operations of the Company following the restructuring, including:
▪	The Angell Note;
▪	The Series C Convertible Promissory Notes of Ultra Green Packaging, Inc.;
▪	The Company’s investments in certain real estate projects; and
▪	The restricted cash pledged to a Canadian court in connection with the Company’s ex-employee litigation; and
•	Aspirity Financial lent Enterprises an aggregate principal amount of $22,205,613 with a weighted average interest rate of 14.08% and a maturity date of December 30, 2019 (the “Term Loan”). Although initially an intercompany relationship, the loan agreement between the parties is constructed on an arm’s length basis, contains customary protective provisions for the lender, including certain guarantees, collateral, and covenants, and ensures that the cash flows generated by the Legacy Businesses may continue to be used to pay the interest and principal on the Company’s outstanding Renewable Unsecured Subordinated Notes (the “Notes”).

The last major step in the restructuring is the “Distribution” of 100% of the equity interests of Enterprises to the Company’s common equity owners, thus completing the legal separation of the Legacy Businesses from the Aspirity companies.

Declaration and execution of the Distribution is subject to two major conditions precedent:

•	Receipt of approval of the holders of a majority by principal amount of the Company’s outstanding Notes. This was condition was satisfied on June 26, 2015.
•	Declaration of effectiveness of the Company’s new Registration Statement on Form S-1 regarding the sale of up to $75 million of Notes, filed May 8, 2015. This is expected to occur in the fourth quarter of 2015.

Under the terms of the Indenture governing the Notes, the disposition of all or substantially all of the Company’s assets requires the affirmative approval of the holders of a majority by principal amount of Notes. Enterprises and the Legacy Businesses constitute a majority of the Company’s assets, and consequently, on June 3, 2015, a proposal was submitted to the 565 holders of the $21,914,968 of Notes outstanding as of May 27, 2015, asking them to approve the transfer of the Legacy Businesses to Mr. Timothy S. Krieger and Summer Enterprises, LLC, the owners of the Company’s common equity interests. Noteholders were asked to vote YES or NO to the proposal by June 26, 2015, with an abstention counting as a NO. The Noteholders approved the transaction by a large margin. The Company received YES votes from holders of $15,028,720 in principal amount of Notes representing 68.6% of the total outstanding and 137% of the number required to pass the measure. Holders of $202,421 and $6,683,797 in principal amount of Notes voted NO and abstained, respectively.

After the Distribution, the Company will no longer be directly exposed to the regulatory risks and earnings volatility of the wholesale trading business. It will have operations in two business segments, Aspirity Financial in financial services and Aspirity Energy in the retail energy business, the provisions of the Notes will not change, and it will remain a SEC reporting company.

The final steps in the restructuring will be for the Company to change: a) its corporate form from a Minnesota limited liability company to a Delaware corporation, and b) its name from "Aspirity Holdings LLC" to "Aspirity Holdings Inc.” or “Aspirity Corporation". We anticipate that the earliest these final steps could occur is January 1, 2016.

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

As of June 1, 2015 with the sale of TCP the Company no longer is trading in ISO-NE, NYISO, or ERCOT.

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

On October 25, 2013, in anticipation of receipt of FERC approval of the Company’s acquisition of TSEE formerly known as DEG, a retail energy business licensed by the states of Maryland, New Jersey, Pennsylvania, and Ohio, the Company formed REH and transferred the ownership of TSE to this entity. FERC approval of the acquisition was received on December 13, 2013 and the transaction closed on January 2, 2014. Consequently, the retail markets in which the Company competes include Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania, Ohio, and Rhode Island.

Diversified Investments

On October 23, 2013, the Company formed Cyclone as a wholly-owned subsidiary to take advantage of certain investment opportunities present in the residential real estate market. Specifically, Cyclone acquires and develops land for resale, either as improved sites for construction of single- and multi-family homes or as completed dwellings. In addition to real estate investments, the Company’s diversified investments segment includes certain securities issued by privately-held companies and the provision of management services to third parties.

Effective June 1, 2015 the Company entered into a 12 month agreement with Ultra Green Packaging, Inc. (“Ultra Green”) to provide CEO services. Also on June 1, 2015, the Company entered into two agreements with Angell - a six month contract to provide certain management, operations, and administrative services and a 24 month software license which is subject to renewal for successive one year periods.

2.	Summary of Significant Accounting Policies

A description of our significant accounting policies is included in the 2014 Form 10-K and our interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in that report.

Results for the three and six month periods ended June 30, 2015 are not indicative of the results expected for the year ending December 31, 2015.

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. As of June 30, 2015 and December 31, 2014, the Company had no cash equivalents included in its cash balances.

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

Diversified Investments

Revenues from real estate developments, if any, are recognized at the time of sale closing if all significant conditions are satisfied, including adequate down payment, reasonable assurance of collectability of any notes received, and completion of other contract requirements. Recognition of all or part of the revenue is deferred if any significant conditions are not satisfied. Revenues from administrative services and software licenses are recognized on a monthly basis in accordance with the respective agreements with third parties.

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

Balance sheet accounts are translated at exchange rates in effect at the end of the month and income statement accounts are translated at average monthly exchange rates for the period. Foreign currency transactions result in gains and losses due to the increase or decrease in exchange rates between periods. Translation gains and losses are included as a separate component of equity. Gains and losses from foreign currency transactions are included in other income or expense. Foreign currency transactions resulted in gains of $405,836 and $501,109, respectively, for the three and six months period ended June 30, 2015. During the three and six months period ended June 30, 2014 the Company realized foreign currency losses of $261,217 and $260,849.

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

Fair Value

The fair values of the Company’s cash, accounts receivable, note receivable, accounts payable, and revolver were considered to approximate their carrying values at June 30, 2015 and December 31, 2014 due to the short-term nature of the accounts.

Management believes the carrying values of the Notes reasonably approximate their fair values at June 30, 2015 and December 31, 2014 due to the relatively new age of these particular instruments. No assessment of the fair value of these obligations has been completed and there is no readily available market price.

See also “Note 8 – Fair Value Measurements”.

Accounts Receivable

Receivables are reported at the amount management expects to collect from outstanding balances. Differences between amounts due and expected collections are reported in the results of operations for the period in which those differences are determined. Receivables are written off only after collection efforts have failed, and the Company typically does not charge interest on past due accounts. There was no allowance for doubtful accounts as of June 30, 2015 and December 31, 2014.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations (“ASC 805”), which requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition at fair value at the transaction date. In addition, transaction costs are expensed as incurred. See “Note 9 – Intangible Assets”.

Variable Interest Entities

The Company follows ASC 810-10-15 guidance with respect to accounting for variable interest entities (each, a “VIE”). A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. Variable interests are contractual, ownership, or other pecuniary interests that change with changes in the fair value of the entity’s net assets. A party is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides the party with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances.

At June 30, 2015, an assessment of the relationship between the Company and Angell was performed as a result of the sale of TCP on June 1, 2015. See "Note 1 - Basis of Presentation and Description of Business - Businesses - The Restructuring". The Company estimates that total assets of Angell immediately after closing were substantially equal to the purchase price. Angell is a VIE since the equity at risk is small compared to the sale price. Further, the Company held a variable interest in the form of the Angell Note in a net amount of $2,956,839, equal to the gross principal amount of the loan of $20,740,729 adjusted for the deferred gain on the sale of $17,783,890. The Angell Note represents the Company's maximum loss in the VIE. However, the Company has no power to direct any of the activities of Angell, therefore it does not have a controlling financial interest, thus it is not considered a primary beneficiary, and consequently, as of June 30, 2015, the Company should not consolidate Angell. The Company does not provide, nor does it intend to provide, any other financial support to Angell.

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

During the three and six months ended June 30, 2015 and 2014, the Company included $506,785, $236,777, $2,273,312, and $5,423,412, respectively, in compensation and benefits representing the allocation of profits interests to Class B members.

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

On January 6, 2014, the Company received a notice from the Internal Revenue Service notifying that the Company’s 2012 return was under review. On July 31, 2014, the Company was informed by the IRS that its 2012 return was accepted with no adjustments.

New Accounting Pronouncements

In April 2015, FASB issued a proposal for a one-year deferral of the effective date for ASU 2014-09 Revenue from Contracts with Customers (Topic 606). Originally, in May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will eliminate all industry-specific guidance and replace all current U.S. GAAP guidance on the topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company was originally required to adopt the standard on January 1, 2017. Subsequently, the FASB proposed a one-year deferral of the effective date for this standard. If the deferral is adopted, the Company would now be required to adopt the standard on January 1, 2018. Early application is not permitted. The update may be applied using one of two methods, either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. We are currently assessing the impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835) simplifying the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of ASU 2015-03 on the Company’s consolidated financial position and disclosures.

3.	Cash

The Company deposits its unrestricted cash in financial institutions. Balances, at times, may exceed federally insured limits.

Restricted cash at June 30, 2015 and December 31, 2014 was $1,319,371. All restricted cash was posted as security in connection with certain litigation in the Canadian courts. See “Note 16 – Commitments and Contingencies”.

Cash held in trading accounts may be unavailable at times for immediate withdrawal depending upon trading activity. Cash needed to meet credit requirements for outstanding trades and that was available for immediate withdrawal as of June 30, 2015 and December 31, 2014 was as follows:

	June 30,	December 31,
	2015	2014
Credit requirement	$2,933,484	$6,113,160
Available credit	5,547,640	14,986,492
Cash in trading accounts	$8,481,124	$21,099,652

4.	Accounting for Derivatives and Hedging Activities

The following table lists the fair values of the Company’s derivative assets and liabilities as of June 30, 2015 and December 31, 2014:

	Fair Value
	Asset Derivatives	Liability Derivatives
At June 30, 2015
Designated as cash flow hedges:
Energy commodity contracts	$–	$(885,145)

Not designated as hedging instruments:
Energy commodity contracts	1,038,963	(1,717,180)
Total derivative instruments	1,038,963	(2,602,325)
Cash deposits in collateral accounts	10,044,486	–
Cash in trading accounts, net	$11,083,449	$(2,602,325)

At December 31, 2014
Designated as cash flow hedges:
Energy commodity contracts	$15,732	$(879,140)

Not designated as hedging instruments:
Energy commodity contracts	2,350,662	(2,556,862)
FTRs	1,435,819	–
Total derivative instruments	3,802,213	(3,436,002)
Cash deposits in collateral accounts	20,733,441	–
Cash in trading accounts, net	$24,535,654	$(3,436,002)

For the three months ended June 30, 2015, the Company hedged the cost of 19,640 MWh via designated derivatives or 21.43% of the 91,647 MWh of electricity sold to its retail customers in such period.

For the six months ended June 30, 2015, the Company hedged the cost of 33,635 MWh via designated derivatives or 22.73% of the 147,995 MWh of electricity sold to its retail customers in such period.

As of June 30, 2015, we had designated futures contracts for 61,952 MWh for delivery in the remainder of 2015 as cash flow hedges of expected electricity purchases for customers receiving service from us as of that date. $885,145 of the net loss on the 2015 contracts was deferred and included in accumulated other comprehensive income (“AOCI”). These amounts are expected to be reclassified to cost of energy sold by December 31, 2015.

As of June 30, 2015, AOCI includes $705,300 of losses related to cash flow hedges that were discontinued. The total amount will be reclassified to cost of retail electricity sold by August 31, 2015.

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

The following table summarizes the amount of gain or loss recognized in AOCI or earnings for derivatives designated as cash flow hedges for the periods indicated:

	Gain (Loss) Recognized in AOCI	Income Statement Classification	Gain (Loss) Reclassified from AOCI
Three Months Ended June 30, 2015
Cash flow hedges	$(898,116)	Cost of energy sold	$(435,395)

Six Months Ended June 30, 2015
Cash flow hedges	$(932,739)	Cost of energy sold	$(911,002)

Year Ended December 31, 2014
Cash flow hedges	$(1,128,514)	Cost of energy sold	$91,508

The following table provides details with respect to changes in AOCI as presented in our consolidated balance sheets, including those relating to our designated cash flow hedges, for the three and six month periods from ended June 30, 2015:

	Foreign Currency	Cash Flow Hedges	Available for Sale Securities	Total
Three Months ended June 30, 2015
Balance - March 31, 2015	$947,771	$(422,424)	$23,391	$548,738
Other comprehensive income (loss) before reclassifications	(360,569)	(898,116)	(5,492)	(1,264,177)
Amounts reclassified from AOCI	–	435,395	–	435,395
Net current period other comprehensive income (loss)	(360,569)	(462,721)	(5,492)	(828,782)

Balance - June 30, 2015	$587,202	$(885,145)	$17,899	$(280,044)

Six Months ended June 30, 2015
Balance - December 31, 2014	$999,041	$(863,408)	$11,116	$146,749
Other comprehensive income (loss) before reclassifications	(411,839)	(932,739)	6,783	(1,337,795)
Amounts reclassified from AOCI	–	911,002	–	911,002
Net current period other comprehensive income (loss)	(411,839)	(21,737)	6,783	(426,793)
Balance - June 30, 2015	$587,202	$(885,145)	$17,899	$(280,044)

5.	Accounts Receivable

Accounts receivable – trade consists of receivables from our wholesale trading, retail, and diversified investment segments. Wholesale trading receivables represent net settlement amounts due from a market operator or an exchange. While those from retail include amounts resulting from sales to end-use customers and diversified investments include services that were invoiced for in accordance with agreements with third parties.

	June 30,	December 31,
	2015	2014
Wholesale trading	$57,902	$515,999
Retail energy services - billed	3,043,320	1,158,019
Retail energy services - unbilled	1,714,000	720,228
Diversified investments	577,522	–
Accounts receivable - trade	$5,392,744	$2,394,246

As of June 30, 2015, there were two accounts with a balance greater than 10% of the total, summing to 69% of all receivables. A majority of this concentration, 59%, was from the retail energy service segment.

As of December 31, 2014, there were two individual accounts with receivable balances greater than 10%; one in the wholesale segment, representing 21% of the balance at year end, and one in the retail energy services segment, representing 44% of the balance at year end.

The Company believes that any risk associated with these concentrations is minimal.

6.	Marketable Securities

The following table shows the cost and estimated fair value of available-for-sale securities at June 30, 2015 and December 31, 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2015
U.S. equities	$804,394	$36,124	$(19,453)	$821,065
International equities	72,049	2,494	(1,130)	73,413
Money market fund	186,359	–	–	186,359
Total	$1,062,802	$38,618	$(20,583)	$1,080,837

At December 31, 2014
U.S. equities	$299,836	$11,116	$–	$310,952
Money market fund	634	–	–	634
Total	$300,470	$11,116	$–	$311,586

For the three and six months ended June 30, 2015 the Company received gross proceeds of $2,500,000 and realized a gain of $1,916 with no realized impairment charges.

For the year ended December 31, 2014, the Company had sales of securities and realized a gain of $65,655, and recognized no impairment charges.

The following table shows the gross unrealized losses on, and fair value of, securities positions by the length of time such assets were in a continuous loss position as of June 30, 2015 and December 31, 2014:

	Less than Twelve Months
	Unrealized Losses	Fair Value
At June 30, 2015
U.S. equities	$(19,453)	$821,065
International equities	(1,130)	73,413

At December 31, 2014
International equities	$–	$–

7.	Note Receivable and Deferred Gain

On June 1, 2015, the Company closed on the sale of TCP and SUM to Angell for a purchase price of $20,740,729, to be paid with $500,000 cash and a secured promissory note of $20,240,729 bearing interest at an annual rate of 6.00% and payable in 12 quarterly installments of $1,855,670 each. The Company and Angell also entered into a security and guarantee agreement and Apollo and Angell entered into software license and administrative services agreements. The down payment was received August 5, 2015.

In the event of default, Angell has 45 days to cure. If the default is uncured at the end of such period, the holder may declare all or any part of the note immediately due and payable or exercise any other rights and remedies under the Uniform Commercial Code. Interest on the note is accrued monthly and is added to the note’s principal balance. As of June 30, 2015 a total of $99,000 in interest receivable was accrued.

ASC 450-30-25-1 and SEC SAB Topic 13.A state that gains should not be recognized prior to their realization, consequently, the Company has deferred the $17,783,890 of gain associated with the sale and recorded such on the balance sheet as an offset to the note receivable. The deferred gain will be recognized on a pro rata basis as payments on the note are received.

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

There have been no changes in the methodologies used since December 31, 2014.

The following table presents certain assets measured at fair value on a recurring basis as of the dates indicated:

	Level 1	Level 2	Level 3	Total
At June 30, 2015
Cash in trading accounts, net	$8,481,124	$–	$–	$8,481,124
Marketable securities	1,080,837	–	–	1,080,837
Investment in convertible notes	–	–	1,680,297	1,680,297

At December 31, 2014
Cash in trading accounts, net	$19,663,833	$–	$–	$19,663,833
FTR positions, net	–	–	1,435,819	1,435,819
Marketable securities	311,586	–	–	311,586
Investment in convertible notes	–	–	1,604,879	1,604,879

There were no transfers during the six months ended June 30, 2015 between Levels 1 and 2.

Level 3 Assets

The following table reconciles beginning and ending Level 3 fair value financial instrument balances for the six months ended June 30, 2015:

Balance - December 31, 2014	$3,040,698

Total gains and losses:
Included in other comprehensive income	–
Included in earnings	(1,435,819)
Purchases	75,418
Sales	–
Transfers into Level 3	–
Transfers out of Level 3	–

Balance - June 30, 2015	$1,680,297

Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of June 30, 2015	$(1,435,819)

9.	Intangible Assets

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

Effective January 1, 2013, in connection with the sale of his units to Mr. Krieger, the Company’s founder, Chairman, Chief Executive Officer, and controlling member, the Company entered into a Non-Competition Agreement (the “NCA”) with David B. Johnson, a current governor of the Company valued at $500,000, to be amortized and paid in equal installments over 24 months.

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

	June 30,	December 31,
	2015	2014
Other intangibles	$714,658	$714,658
Non-competition agreement	500,000	500,000
Less: accumulated amortization	(1,099,601)	(945,509)
Intangible assets, net	$115,057	$269,149

Total amortization of intangible assets for the three and six month periods ended June 30, 2015 and 2014 was $77,046 and $139,340 and $154,092 and $288,676, respectively, and is included in other general and administrative expenses.

10.	Deferred Financing Costs

Prior to the May 10, 2012 effective date of its 2012 registration statement, the Company incurred certain professional fees and filing costs associated with the offering totaling $393,990. The Company has capitalized these costs and amortizes them on a monthly basis over the weighted average term of the Notes sold, exclusive of any expected renewals.

During the six month period ended June 30, 2015 the Company incurred $191,523 in professional fees associated with its 2015 registration statement associated with its Notes Offering. Amortization of these costs will begin when the new registration statement becomes effective.

On October 14, 2014, the Company entered into a credit agreement with a bank and $35,000 of the associated transaction costs were capitalized and will be amortized over 24 months.

	June 30,	December 31,
	2015	2014
Renewable unsecured subordinated notes
2012 registration statement	$393,990	$393,990
2015 registration statement	191,523	–
Revolver	35,000	35,000
Less: accumulated amortization	(289,789)	(187,246)
Deferred financing costs	$330,724	$241,744

Total amortization of deferred financing costs for the three and six month periods ended June 30, 2015 and 2014 was $55,843 and $29,573 and $102,543 and $55,071, respectively and is included in other general and administrative expenses.

11.	Land Held for Development

As of June 30, 2015 and December 31, 2014 land held for development consisted of $2,069,692 and $953,462, respectively.

On January 26, 2015, Cyclone closed on the purchase of a single family home located in New Prague, Minnesota for a price of $198,650, paid in cash. On April 13, 2015, the property was sold to Mr. Krieger, a related party, for a price of $197,382.

12.	Convertible Promissory Note

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

The C Notes will mature on December 31, 2019 and bear interest at a fixed rate of 10% per annum. Interest will accrue until June 30, 2016, at which time all accrued and unpaid interest will become due and payable. Thereafter, interest will be due and payable on a quarterly basis. Each dollar of C Note principal and accrued but unpaid interest is ultimately convertible into 100 shares of Ultra Green’s common stock.

13.	Debt

Notes payable by the Company are summarized as follows:

	June 30, 2015	December 31, 2014
Demand and Revolving Debt
Payable to ABN AMRO	$–	$–
Payable to Royal Bank of Canada	–	–
Revolving note payable to Maple Bank	3,386,255	1,105,259
Subtotal	3,386,255	1,105,259

Term Debt
Mortgage note payable to Security State Bank	221,052	224,568
Mortgage note payable to Lakeview Bank	119,976	119,976
Construction note payable to American Land & Capital	1,161,142	184,975
Renewable unsecured subordinated notes	22,206,113	17,653,128
Subtotal	23,708,283	18,182,647
Total	$27,094,538	$19,287,906

Notes payable by maturity are summarized as follows:

	June 30, 2015	December 31, 2014
Demand and Revolving Debt
Demand	$–	$–
2016	3,386,255	1,105,259
Subtotal	3,386,255	1,105,259

Term Debt
2015	–	7,546,627
2016 to June 30	10,739,639	–
Current maturities	10,739,639	7,546,627

2016 after June 30	3,482,007	–
2016	–	2,648,150
2017	3,908,507	2,869,383
2018	2,982,062	2,642,972
2019	963,227	1,213,227
2020 & thereafter	1,632,841	1,262,288
Long term debt	12,968,644	10,636,020
Subtotal	23,708,283	18,182,647
Total	$27,094,538	$19,287,906

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

As of June 30, 2015 and December 31, 2014, there were no borrowings outstanding under the Margin Agreement and the Company was in compliance with all covenants.

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

As of June 30, 2015 and December 31, 2014, there were no borrowings outstanding under the RBC Line and the Company was in compliance with all terms and conditions.

Maple Bank Revolver

On October 14, 2014, REH, TSE, and TSEE entered into a Credit Agreement with the Toronto, Ontario branch of Maple Bank GmbH (the “Maple Revolver” and “Maple Bank”), expiring October 31, 2016. The Maple Revolver provides the Company’s retail energy services businesses with a revolving line of credit of up to $5,000,000 in committed amount secured by a first position security interest in all of the assets, a pledge of the equity of such companies by the Company, and certain guarantees. Availability of loans is keyed to advance rates against certain eligible receivables as defined. Any loans outstanding bear interest at an annual rate equal to 3 month LIBOR, subject to a floor of 0.50%, plus a margin of 6.00%. In addition, the Company is obligated to pay an annual fee of 1.00% of the committed amount on a monthly basis and a monthly non-use fee of 1.00% of the difference between the committed amount and the average daily principal balance of any outstanding loans. The Company is also subject to certain reporting, affirmative, and negative covenants.

As of June 30, 2015 and December 31, 2014, there was $3,386,255 and $1,105,259, respectively, outstanding under the Maple Revolver and the Company was in compliance with all covenants.

Security State Mortgage

On June 16, 2014, the Company purchased a single family home in Garrison, Minnesota for use as a corporate retreat (the “Garrison Property”) for a purchase price of $285,000, paid with $57,000 of cash and the proceeds of a $228,000 note (the “Security State Mortgage”) advanced by the Security State Bank of Aitkin (“Security State Bank”) and secured by a first mortgage. The loan is payable in 239 equal installments of $1,482 due on the 16th of each month beginning on July 16, 2014 and one irregular installment due on June 16, 2034 (the “maturity date”). The note bears interest at an annual rate equal to the prime rate as published from time to time by The Wall Street Journal plus 0.75%, subject to a floor of 4.75%. Whenever increases occur in the interest rate, Security State, at its option and with notice to the Company, may: (a) increase the Company’s payments to insure the loan will be paid off by the maturity date; (b) increase the Company’s payments to cover accruing interest; (c) increase the number of the Company’s payments; or (d) continue the payments at the same amount and increase the Company’s final payment. The loan may be prepaid in whole or in part at any time without penalty.

As of June 30, 2015 and December 31, 2014, there was $221,052 and $224,568, respectively, outstanding under the Security State Mortgage and the Company was in compliance with all terms and conditions of the loan.

Lakeview Bank Mortgage

On December 23, 2014, via an assignment and assumption agreement between Cyclone and Kenyon Holdings, LLC (“Kenyon”), a related party, Cyclone took ownership of a 10 acre parcel of undeveloped land located at 170xx Texas Avenue, Credit River Township, Minnesota and assumed a note secured by a mortgage on the property and owed to Lakeview Bank (the “Lakeview Bank Mortgage”). Kenyon is owned by Mr. Krieger, the Company’s primary owner and its Chief Executive Officer, and Keith W. Sperbeck, the Company’s Vice President of Operations. The Lakeview Bank Mortgage bears interest at the highest prime rate reported as such from time to time by The Wall Street Journal. Interest only is payable monthly on the 25th, the note matured on April 30, 2015 and was renewed for another year until April 30, 2016. The loan may be prepaid in whole or in part at any time without penalty.

As of June 30, 2015 and December 31, 2014, there was $119,976 outstanding under the Lakeview Bank Mortgage and the Company was in compliance with all terms and conditions of the loan.

American Land and Capital Construction Loans

On November 21, 2014, American Land and Capital, LLC (“American Land”) and Cyclone entered into four construction loan agreements, each for a committed amount of $205,000 or $820,000 in total (the “Construction Loans”). Each commitment is secured by a mortgage on a lot (numbers 1, 2, 3, and 4) in Block 1 of Fox Meadows 3rd Addition and is personally guaranteed by Mr. Krieger. Fox Meadows is a townhouse development located in Lakeville, Minnesota in which Cyclone owns 35 attached residential building sites. Proceeds of the Construction Loans will be used to construct the first four spec/model homes on Cyclone’s Fox Meadows property. Draws on the Construction Loans bear interest at the higher of: (a) 6.50% or (b) the prime rate as reported from time to time by The Wall Street Journal plus 3.00%. Interest only is payable monthly on the 10th, the note matured on May 21, 2015, and was renewed for an additional three months. The loans may be prepaid in whole or in part at any time without penalty.

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

As of June 30, 2015 and December 31, 2014, there was $1,161,142 and $184,975, respectively, outstanding under the American Land Construction Loans and the Company was in compliance with all terms and conditions of the agreements.

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

On May 8, 2015, the Company filed a replacement registration statement on Form S-1 relating to the offer and sale of our Renewable Unsecured Subordinated Notes (the “2015 S-1”). The 2015 S-1 covers up to $75,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes.

The Company made interest payments of $580,173, $326,984, $1,075,628, and $539,777 during the three and six month periods ended June 30, 2015 and 2014, respectively. Total accrued interest on the Subordinated Notes at June 30, 2015 and December 31, 2014 was $1,206,061 and $849,913, respectively.

As of June 30, 2015, the Company had $22,206,113 of its Subordinated Notes outstanding as follows:

Initial Term	Principal Amount	Weighted Average Interest Rate
3 months	$487,915	8.43%
6 months	413,316	10.69%
1 year	6,999,325	12.98%
2 years	3,088,414	13.38%
3 years	4,066,820	14.72%
4 years	2,020,875	15.79%
5 years	3,681,905	15.91%
10 years	1,447,543	14.89%
Total	$22,206,113	14.08%

Weighted average term	36.0 mos

14.	Ownership

For the period ending, June 30, 2015 and December 31, 2014, the Company’s ownership is as presented below:

	Series A Preferred		Common
	Units held	Percent of class	Units held	Percent of class
Timothy S. Krieger	496	100.00%	4,935	99.50%
Summer Enterprises, LLC	–	0.00%	25	0.50%
Total	496	100.00%	4,960	100.00%

For the period ending, June 30, 2015 and December 31, 2014, total common and preferred distributions paid to the owners of the respective units were $4,952,749 and $4,726,730, respectively.

15.	Related Party Transactions

On January 1, 2013, the Company and Kenyon Holdings, LLC (“Kenyon”), a company owned by Mr. Krieger and Mr. Sperbeck, entered into a five year lease expiring December 31, 2017 for 11,910 square feet at a monthly rent of $12,264. On September 25, 2014, the lease was amended to reduce the square footage to 10,730 and monthly rent to $11,113. The lease was redone on May 19, 2015, effective June 1, 2015, to reduce the square footage to 8,543 square feet and increase the monthly rent to $14,968. For rent, real estate taxes, and operating expenses, the Company paid Kenyon $57,265, $37,228, $115,600, and $98,851 for the three and six months ended June 30, 2015 and 2014, respectively.

Effective January 1, 2013, in connection with the purchase of David B. Johnson’s units by Mr. Krieger, the Company entered into the NCA with Mr. Johnson, a current governor and former member of the Company, pursuant to which the Company is obligated to pay Mr. Johnson $500,000 in 24 equal monthly installments of $20,833 each. The total amount paid pursuant to the NCA during the six months ended June 30, 2014 was $62,500. There were no payments during 2015 as the NCA was paid in full on December 31, 2014.

On March 5, 2013, CEF entered into a 36 month lease for 1,800 square feet of office space in Tulsa, Oklahoma with the Brandon J. and Heather N. Day Revocable Trust at a monthly rent of $3,750. Mr. Day is an employee of CEF, a second-tier subsidiary of the Company. Total rent paid for the three and six months ended June 30, 2015 and 2014 was $11,250 and $22,500, respectively.

In connection with the Company’s initial investment of $1.0 million in Ultra Green, Ultra Green paid a 10% commission to Cedar Point Capital, LLC, a registered broker dealer (“Cedar Point”). David B. Johnson, a governor of the Company, is the sole owner of Cedar Point. No commissions were paid on the Company’s follow-on investments.

On June 17, 2014, the building in which the Company leases its Chandler, Arizona office space occupied by certain of its retail business functions was purchased by Fulton Marketplace, LLC (“Fulton”), a company owned by Mr. Krieger and Mr. Sperbeck. Effective August 1, 2014, the Company and Fulton entered into a five year lease expiring July 31, 2019, subject to two consecutive five year extension periods, for 2,712 square feet. The rent for the first lease year is $4,068 per month and it will increase by 3% annually at the start of each lease year thereafter. On June 30, 2015 the Company discontinued the lease as the office was relocated to a new location. Thus effective July 1, 2015 the Company entered into a new five year lease with Fulton for a 3,321 square foot office space with a monthly base rent of $4,982 that will increase by 3% annually at the start of each lease year thereafter. The Company paid $16,059 and $32,118 to Fulton for the three and six months ended June 30, 2015 for rent, real estate taxes, and operating expenses.

Fulton is also the owner of a single family residence located in Chandler, Arizona. Effective December 1, 2014, Fulton and REH entered into a seven month lease expiring June 30, 2015 with respect to the property for rent of $2,800 per month. For the three and six months ended June 30, 2015 the Company paid Fulton total rent of $8,568 and $17,136.

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

See also “Note 1 – Basis of Presentation and Description of Business – Businesses – The Restructuring”.

16.	Commitments and Contingencies

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

On November 14, 2014, the Company agreed to a settlement regarding the Investigation and the NAV. The settlement required the Company to pay $978,186 plus interest of $128,827 as disgorgement of profits and $2,500,000 as a civil penalty, for a total of $3,607,013. On December 30, 2014, FERC formally accepted the settlement and on December 31, 2014, the Company paid $500,000 to MISO as disgorgement and beginning with the second quarter 2015, the Company agreed to pay the remainder in 16 equal quarterly installments, first to MISO as disgorgement until it is fully paid, and thereafter to the Treasury in satisfaction of the penalty. The Company further agreed to implement certain procedures to improve compliance. Failure to comply with the terms and conditions will be deemed a violation of the final order and may subject the Company to additional action.

On June 1, 2015, the Company’s financial obligations under the settlement agreement were transferred to Angell in connection with its purchase of TCP.

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

In 2013, the former employees brought applications to amend their pleadings to include as additional corporate defendants certain TCPC U.S. affiliates (“Twin Cities USA”). One of the former employees proceeded with the application and the others were adjourned. The application that proceeded went forward on April 29 and 30, 2013. In a decision dated January 31, 2014, the Court of Queen’s Bench dismissed the applications to add additional corporate defendants but allowed certain refinements to the pleadings. Thereafter the Company and TCPC consented to an amendment of pleadings of the other employees consistent with the Court’s ruling.

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

Further, on April 24, 2015, the Company commenced a new action against another former employee of TCPC, Guarav Sharma, claiming amounts owing in relation to the FERC settlement arising from his conduct as an employee.

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

On July 9, 2012, several parties filed a petition for review of the May 11, 2012 FERC order with the District of Columbia Circuit of the U.S. Court of Appeals and certain subsidiaries of the Company filed motions to intervene in the proceeding. In an order issued August 6, 2013, the Court remanded to FERC for further consideration the issue of recoupment of refunds that had previously been directed by FERC. The Court found that FERC’s orders failed to explain why refund recoupment was warranted and therefore its recoupment directive was found to be arbitrary and capricious.

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

Finally, management believes that the liability for such charges, if any, associated with TCP and SUM’s trading activity was assumed by Angell in conjunction the sale of the equity interests.

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

Currently, under PJM’s Tariff and Operating Agreement, UTCs are treated differently under its FTR forfeiture rule than are INCs and DECs, two other types of virtual transactions. Further, INCs and DECs are subject to uplift charges, but UTCs are not. In Docket No EL14-37-000, FERC noted that should any uplift be charged UTCs, it would apply such back to the date that notice of the proceeding was published in the Federal Register (September 8, 2014), thus setting a “refund effective date”. From the refund effective date to June 30, 2015, the Company traded about 6,000,000 MWh of UTCs in PJM and recorded $13,100,000 of associated revenues. Over 95% of this trading activity was transacted by TCP and SUM.

Although the Company’s UTC trading activity exposes it to potential uplift charges, none have been billed as the investigation is still pending. Further, the Company has not established any reserves for such as management is uncertain as to the probability, amount, and timing of the actual payment, if any, that might be due. Finally, management believes that the liability for such charges, if any, associated with TCP and SUM’s trading activity was assumed by Angell in conjunction the sale of the equity interests.

Letter of Credit

On June 24, 2014, the Company’s restricted cash balance of $320,188 was returned by the City of Lakeville and a letter of credit in favor of Cyclone was issued by Vermillion State Bank for the same amount. The note evidencing the letter of credit calls for maximum advances of up to $320,188, bears interest at an annual rate of 5.25%, is secured by a mortgage on the property being developed and the guaranty of Cyclone, and matures on demand. As of June 30, 2015 the Company was in compliance with all terms and conditions of the letter of credit.

Guarantees

In the ordinary course, the Company provided guarantees of the obligations of TCP, SUM, and CEF with respect to their participation in certain ISOs. During the three month period ended June 30, 2015, many of these guarantees were cancelled and as of June 30, 2015, such guarantees were up to $2,000,000 for TCP, SUM, and CEF’s participation in MISO.

On June 17, 2015, REH entered into two separate guaranties of the obligations of TSE and TSEE of up to $1,000,000 in favor of BP Energy Company (“BP”). The guarantees remain effective until the earlier of June 17, 2020 or ten days after REH gives notice of cancellation to BP.

On May 13, 2015, the Company gave notice to ERCOT and NYISO of the cancellation of its guarantees of TCP’s obligations, and a concurrent pledge of $500,000 of additional collateral to NYISO. On May 14, 2015, NYISO accepted the collateral and the cancellation of the Company’s obligation. On June 9, 2015, ERCOT accepted the cancellation of the Company’s obligation.

On April 13, 2015, the Company pledged additional collateral of $700,000 to PJM and consequently cancelled its guarantees for the benefit of PJM with respect to TCP and SUM effective April 30, 2015.

On April 25, 2014, the Company entered into a guaranty of the obligations of TSEE of up to $1,000,000 (plus any costs of collection or enforcement) in favor of Noble. The Company may cancel the guarantee upon 30 days’ written notice to Noble.

On November 5, 2014, the Company entered into two separate guaranties of the obligations of TSE and TSEE of up to $500,000 (plus any costs of enforcement or collection) in favor of Shell Energy North America L.P. (“Shell”). The guarantee is in effect until the earlier of November 5, 2019 or ten days’ after the Company gives notice to Shell of its cancellation.

On August 12, 2013, the Company entered into a guaranty of the obligations of TSE of up to $1,000,000 (plus any costs of collection or enforcement) in favor of Noble Americas Energy Solutions LLC (“Noble”). The Company may cancel the guarantee upon 30 days’ written notice to Noble.

Legal fees, if any, related to commitments and contingencies are expensed as incurred.

17.	Segment Information

The Company has three business segments used to measure its business activity – wholesale trading, retail energy services, and diversified investments:

•	Wholesale trading activities earn profits from trading financial, physical, and derivative electricity in wholesale markets regulated by the FERC and the CFTC. On June 1, 2015, the Company sold two subsidiaries operating with this segment. See “Note 1 – Basis of Presentation and Description of Business – Business – The Restructuring”, “Note 2 – Summary of Significant Accounting Policies – Variable Interest Entities”, and “Note 7 – Note Receivable and Deferred Gain”.

•	On July 1, 2012, the Company began selling electricity to residential and small commercial customers.

•	On October 23, 2013, the Company formed a new entity to take advantage of certain investment opportunities in the residential real estate market and in 2014, it made certain investments in the securities of emerging companies. On June 1, 2015, the Company began selling management, operation and administrative services and licensing software to third parties.

Trading profits and sales are classified as “foreign” or “domestic” based on the location where the trade or sale originated. For the three and six month periods ended June 30, 2015 and the year ended December 31, 2014, all such transactions were “domestic”. Furthermore, the Company has no long-lived assets in foreign jurisdictions.

These segments are managed separately because they operate under different regulatory structures and are dependent upon different revenue models. The performance of each is evaluated based on the operating income or loss generated.

Certain amounts reported in prior periods have been reclassified to conform to the current period’s presentation.

Information on segments for the three and six months ended and at June 30, 2015 is as follows:

	Wholesale Trading	Retail Energy Services	Diversified Investments	Corporate, Net of Eliminations	Consolidated Total
Six Months Ended June 30, 2015
Wholesale trading	$12,104,420	$(332,213)	$–	$–	$11,772,207
Retail energy services	–	13,443,717	–	–	13,443,717
Management services	–	–	125,000	–	125,000
Revenues, net	12,104,420	13,111,504	125,000	–	25,340,924

Costs of retail electricity sold	–	12,318,876	–	–	12,318,876
Retail sales and marketing	–	602,907	–	–	602,907
Compensation and benefits	7,595,069	390,357	648,713	596,002	9,230,141
Professional fees	40,957	538,820	2,200	734,524	1,316,501
Other general and administrative	2,504,675	1,308,770	89,415	(1,592,307)	2,310,553
Trading tools and subscriptions	470,451	185,477	272	25,060	681,260
Operating costs and expenses	10,611,152	15,345,207	740,600	(236,721)	26,460,238
Operating income (loss)	$1,493,268	$(2,233,703)	$(615,600)	$236,721	$(1,119,314)
Capital expenditures	$1,377	$25,302	$361,753	$143,239	$531,671

Three Months Ended June 30, 2015
Wholesale trading	$1,338,624	$(416,113)	$–	$–	$922,511
Retail energy services	–	8,066,608	–	–	8,066,608
Management services	–	–	125,000	–	125,000
Revenues, net	1,338,624	7,650,495	125,000	–	9,114,119

Costs of retail electricity sold	–	6,095,655	–	–	6,095,655
Retail sales and marketing	–	357,008	–	–	357,008
Compensation and benefits	2,202,808	202,042	336,042	293,010	3,033,902
Professional fees	12,007	283,369	1,000	433,745	730,121
Other general and administrative	1,006,086	691,102	47,190	(669,890)	1,074,488
Trading tools and subscriptions	234,599	102,010	74	17,272	353,955
Operating costs and expenses	3,455,500	7,773,186	384,306	74,137	11,645,129
Operating income (loss)	$(2,116,876)	$(80,691)	$(259,306)	$(74,137)	$(2,531,010)
Capital expenditures	$1,377	$9,475	$150,458	$34,207	$195,517

Information on segments at June 30, 2015 is as follows:

	Wholesale Trading	Retail Energy Services	Diversified Investments	Corporate, Net of Eliminations	Consolidated Total
At June 30, 2015
Identifiable Assets
Cash - unrestricted	$335,885	$572,184	$4,768	$4,169,700	$5,082,537
Cash in trading accounts	6,539,481	1,941,643	–	–	8,481,124
Accounts receivable - trade	42,244	4,757,320	577,522	15,658	5,392,744
Marketable securities	–	–	–	1,080,837	1,080,837
Note receivable, net - current	–	–	1,075,453	–	1,075,453
Prepaid expenses and other assets	6,624	67,968	204,343	213,656	492,591
Total current assets	6,924,234	7,339,115	1,862,086	5,479,851	21,605,286

Property, equipment, and furniture, net	37,447	106,120	110,404	492,869	746,840

Intangible assets, net	–	115,057	–	–	115,057
Deferred financing costs, net	–	22,604	–	308,120	330,724
Cash - restricted	–	–	1,319,371	–	1,319,371
Land held for development	–	–	2,069,692	–	2,069,692
Note receivable, net - long term	–	–	1,980,386	–	1,980,386
Investment in convertible notes	–	–	1,680,297	–	1,680,297
Total assets	$6,961,681	$7,582,896	$9,022,236	$6,280,840	$29,847,653

Identifiable Liabilities and Equity
Current portion of:
Revolver	$–	$3,386,255	$–	$–	$3,386,255
Senior notes	–	–	1,288,408	–	1,288,408
Subordinated notes	–	–	–	9,451,231	9,451,231
Accounts payable - trade	44,985	2,109,677	145,257	596,862	2,896,781
Accrued expenses	–	1,090,622	2,941	6,388	1,099,951
Accrued compensation	206,388	10,676	–	1,973,208	2,190,272
Accrued interest	–	24,433	–	1,206,060	1,230,493
Accrued distributions	–	–	–	4,000	4,000
Total current liabilities	251,373	6,621,663	1,436,606	13,237,749	21,547,391

Senior notes	–	–	213,762	–	213,762
Subordinated notes	–	–	–	12,754,882	12,754,882
Total liabilities	251,373	6,621,663	1,650,368	25,992,631	34,516,035

Investment in subsidiaries	6,604,000	9,252,889	1,347,387	(17,204,276)	–
Series A preferred equity	–	–	–	2,745,000	2,745,000
Common equity	124,105	(7,406,511)	6,024,481	(5,875,413)	(7,133,338)
Accumulated other comprehensive income	(17,797)	(885,145)	–	622,898	(280,044)
Total members' equity	6,710,308	961,233	7,371,868	(19,711,791)	(4,668,382)
Total liabilities and equity	$6,961,681	$7,582,896	$9,022,236	$6,280,840	$29,847,653

Information on segments for the three and six months ended June 30, 2014 is as follows:

	Wholesale Trading	Retail Energy Services	Diversified Investments	Corporate, Net of Eliminations	Consolidated Total
Six Months Ended June 30, 2014
Wholesale trading	$29,275,907	$2,050,478	$–	$–	$31,326,385
Retail energy services	–	5,126,548	–	–	5,126,548
Revenues, net	29,275,907	7,177,026	–	–	36,452,933

Costs of retail electricity sold	–	6,267,307	–	–	6,267,307
Retail sales and marketing	–	151,395	–	–	151,395
Compensation and benefits	12,907,359	166,449	–	788,469	13,862,277
Professional fees	494,860	494,902	–	569,298	1,559,060
Other general and administrative	2,334,691	603,047	59,555	(1,329,422)	1,667,871
Trading tools and subscriptions	407,914	191,876	1,468	28,163	629,421
Operating costs and expenses	16,144,824	7,874,976	61,023	56,508	24,137,331
Operating income (loss)	$13,131,083	$(697,950)	$(61,023)	$(56,508)	$12,315,602
Capital expenditures	$15,218	$686,621	$56,505	$91,490	$849,834

Three Months Ended June 30, 2014
Wholesale trading	$4,066,387	$238,273	$–	$–	$4,304,660
Retail energy services	–	2,226,834	–	–	2,226,834
Revenues, net	4,066,387	2,465,107	–	–	6,531,494

Costs of retail electricity sold	–	1,677,901	–	–	1,677,901
Retail sales and marketing	–	22,953	–	–	22,953
Compensation and benefits	2,291,322	91,167	–	439,089	2,821,578
Professional fees	382,127	214,471	–	235,140	831,738
Other general and administrative	1,175,642	314,131	35,327	(687,561)	837,539
Trading tools and subscriptions	217,051	101,247	693	17,228	336,219
Operating costs and expenses	4,066,142	2,421,870	36,020	3,896	6,527,928
Operating income (loss)	$245	$43,237	$(36,020)	$(3,896)	$3,566
Capital expenditures	$12,531	$3,527	$34,226	$72,091	$122,375

18.	Subsequent Events

From July 1 to August 11, 2015, the Company sold additional Subordinated Notes totaling $964,435 with a weighted average term of 34 months and bearing a weighted average interest rate of 14.45%.

On July 1, 2015, Aspirity Financial lent Enterprises an aggregate principal amount of $22,205,613 with a weighted average interest rate of 14.08% and a maturity date of December 30, 2019 (the “Term Loan”). Although initially an intercompany relationship, the loan agreement between the parties is constructed on an arm’s length basis, contains customary protective provisions for the lender, including certain guarantees, collateral, and covenants, and ensures that the cash flows generated by the Legacy Businesses may continue to be used to pay the interest and principal on the outstanding Notes. See also “Note 1 – Basis of Presentation and Description of Business – The Restructuring”.

On June 4, 2015, the Company entered into an agreement with Bell State Bank & Trust (“Bell”) to sublease 8,000 square feet of furnished office space at 701 Xenia Avenue South, Golden Valley, Minnesota 55416 from July 1, 2015 to May 31, 2017 for a monthly rent of $10,671 beginning September 1, 2015. The office space will house Aspirity Energy and Aspirity Financial.

On July 6, 2015, the effective date, the Company gave notice to MISO of the cancellation of its guarantees of TCP, CEF, and SUM obligations.

On July 10, 2015, the board approved a resolution authorizing a distribution to members of $750,000.  The distribution was paid to members on July 10.  Total distributions paid to common owners from July 1, 2015 to August 14, 2015 was $950,000.

On July 24, 2015, Enterprises loaned Ultra Green $50,000.  The note is secured by a first mortgage on Ultra Green’s production facility in Devil’s Lake, North Dakota and bears interest at 10% per annum. Interest only payments are due beginning September 1, 2015.  The note will mature when the sale of the North Dakota facility is closed.

On August 4, 2015 the Maple Revolver was amended to increase the committed amount to $7,500,000.

On August 5, 2015, the Company received the $500,000 payment for the sale of TCP.

On August 7, 2015, Krieger Enterprises lent Noble Conservation Solutions, Inc. $400,000 (“Noble Note”), as bridge financing until the parties negotiate definitive agreements regarding an equity investment. The Noble note bears interest at a rate of 6% per annum and matures on September 1, 2015.

The Company has evaluated subsequent events occurring through the date that the financial statements were issued.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2014 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading “Forward-Looking Statements” located on page 9, “Item 1A – Risk Factors” of our 2014 Form 10-K, and the “Risk Factors” section beginning on page 10 of our Form S-1.

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

The Restructuring

As shown by the chart below, prior to the start of the Restructuring, the Company’s name was Twin Cities Power Holdings and its active first tier subsidiaries consisted of Apollo Energy Services (“Apollo”), Twin Cities Power (“TCP”), Chesapeake Trading Group (“CTG”), Cygnus Partners (“Cygnus”), Retail Energy Holdings (“REH”), and Cyclone Partners (“Cyclone”), each of which is a Minnesota limited liability company.

Through these wholly-owned subsidiaries, we trade financial and physical electricity contracts in North American wholesale markets regulated by FERC and operated by ISOs and RTOs, trade energy derivative contracts on exchanges regulated by the CFTC, including ICE, NGX, and CME, provide electricity supply services to retail customers in certain states that permit retail choice, and are engaged in certain investment and real estate development activities. Consequently, we have three major business segments used to measure our activity – wholesale trading, retail energy services, and diversified investments.

Since mid-2014, the Board of Governors has been considering ways to better position the business to access capital markets, in particular that for public equity. Ultimately, the Board concluded that the Company’s regulatory exposure and earnings volatility, particularly that related to the wholesale trading business, needed to be substantially reduced or eliminated in order for such efforts to be successful on the desired scale.

This planning took on additional urgency after the commencement by FERC on Aug 29, 2014 of a regulatory action in the PJM market (the “Proceeding”). Among other matters, the Proceeding, which is still ongoing as of the date hereof, seeks to retroactively impose new fees - in still to be determined amounts - on trades in PJM’s UTC product. Since the announcement of the Proceeding, the UTC trading volume has decreased substantially and a number of companies have exited the market. TCP (and its SUM subsidiary) are active traders of UTCs.

Consequently, on May 27, 2015, the Board approved a plan to restructure the business with the goals of closing the sale of TCP, spinning out the remaining legacy businesses as defined below, and recasting the Company solely as a retail energy and financial services business.

Overall, the Restructuring incorporated several major steps.

New first and second tier subsidiaries were created to facilitate the process. The first tier subsidiaries consisted of Aspirity Energy LLC (“AE” or “Aspirity Energy”), Aspirity Financial LLC (“AF” or “Aspirity Financial”), and Krieger Enterprises, LLC (“KE” or “Enterprises”). The new second tier entities, subsidiaries of Aspirity Energy, were formed to conduct business in the various areas of the U.S. that benefit from active wholesale and restructured retail electricity markets - Aspirity Energy Northeast LLC (“AENE” or “Northeast”), Aspirity Energy Mid-States LLC (“AEMS” or “Mid-States”), and Aspirity Energy South LLC (“AES” or “South”). The Aspirity Energy entities were organized to develop the Company’s retail energy business while Aspirity Financial was formed to provide energy-related financial services to companies and households.

On June 1, 2015, the Company closed on the sale of TCP and SUM to Angell Energy, LLC, a Texas limited liability company (“Angell”). Pursuant to an Equity Interest Purchase Agreement, the Company sold 100% of the outstanding equity interests of TCP (which included the equity of SUM) to Angell for a purchase price of $20,740,729, paid with $500,000 cash and a secured promissory note of $20,240,729 bearing interest at an annual rate of 6.00% and payable in 12 quarterly installments of $1,855,670 each (the “Angell Note”). The Company has deferred the $17,783,890 of gain associated with the sale and recorded such on the balance sheet as an offset to the note receivable. The deferred gain will be recognized on a pro rata basis as payments on the note are received. The Company and Angell also entered into a security and guarantee agreement with respect to the note and Apollo and Angell entered into software license and administrative services agreements. In selling TCP, the Company partially accomplished its goal of substantially reducing its regulatory exposure and earnings volatility due to the wholesale trading business.

Effective July 1, 2015, the Company completed an internal reorganization that effected the separation of the Company’s wholesale energy trading, real estate investments, investments in private companies, legacy retail energy business, and certain other assets and obligations, collectively, the “Legacy Businesses”, from its new Aspirity subsidiaries. Specifically, the internal reorganization consisted of the following actions:

•	The Company contributed the following assets to Enterprises:
o	100% of the outstanding equity interests of each of Apollo, CTG, Cygnus, and Cyclone;
o	100% of the financial rights of associated with the equity of REH, with the governance rights to be contributed upon receipt of approval from FERC;

o	100% of the outstanding equity interests of the following wholly-owned non-operating or inactive subsidiaries:
▪	Athena Energy Futures LLC;
▪	Minotaur Energy Futures LLC;
▪	Twin Cities Energy LLC and its subsidiary Twin Cities Power-Canada, Ltd.;
▪	TC Energy Trading, LLC;
▪	Twin Cities Power Services, LLC; and
▪	Vision Consulting, LLC; and
o	Certain other assets and obligations held or owned directly by the Company but not related to the planned operations of the Company following the restructuring, including:
▪	The Angell Note;
▪	The Company’s investments in certain real estate projects;
▪	The Series C Convertible Promissory Notes of Ultra Green Packaging, Inc.; and
▪	The restricted cash pledged to a Canadian court in connection with the Company’s ex-employee litigation; and
•	Aspirity Financial lent Enterprises an aggregate principal amount of $22,205,613 with a weighted average interest rate of 14.08% and a maturity date of December 30, 2019 (the “Term Loan”). Although initially an intercompany relationship, the loan agreement between the parties is constructed on an arm’s length basis, contains customary protective provisions for the lender, including certain guarantees, collateral, and covenants, and ensures that the cash flows generated by the Legacy Businesses may continue to be used to pay the interest and principal on the outstanding Notes.

In addition, to signal to the market the change in the Company's focus, we changed our name from “Twin Cities Power Holdings, LLC” to “Aspirity Holdings LLC”, effective July 14, 2015. The chart below reflects the organizational structure of the Company immediately following the internal reorganization but before the Distribution, which has yet to occur.

The last major step in the restructuring is the “Distribution” or disposition of 100% of the equity interests of Enterprises to the Company’s common equity owners, thus completing the legal separation of the Legacy Businesses from the Aspirity companies. Declaration and execution of the Distribution is subject to two major conditions precedent:

•	Receipt of approval of the holders of a majority by principal amount of the Company’s outstanding Renewable Unsecured Subordinated Notes (the “Notes”). This was condition was satisfied on June 26, 2015.
•	Declaration of effectiveness of the Company’s new Registration Statement on Form S-1 regarding the sale of up to $75 million of Notes which was filed on May 8, 2015. This is expected to occur in the fourth quarter of 2015.

Under the terms of the Indenture governing the Notes, the disposition of all or substantially all of the Company’s assets requires the affirmative approval of the holders of a majority by principal amount of Notes. Enterprises and the Legacy Businesses constitute a majority of the Company’s assets, and consequently, on June 3, 2015, a proposal was submitted to the 565 holders of the $21,914,968 of Notes outstanding as of May 27, 2015, asking them to approve the transfer of the Legacy Businesses to Mr. Krieger and Summer Enterprises, the owners of the Company’s common equity interests. Noteholders were asked to vote YES or NO to the proposal by June 26, 2015, with an abstention counting as a NO. The Noteholders approved the transaction by a large margin. The Company received YES votes from holders of $15,028,720 in principal amount of Notes representing 68.6% of the total outstanding and 137% of the number required to pass the measure. Holders of $202,421 and $6,683,797 in principal amount of Notes voted NO and abstained, respectively.

After the disposition of Enterprises, the Company will have operations in two business segments – retail energy and financial services. AENE will serve customers in the ISONE and NYISO footprints, AEMS will serve those in PJM and MISO, and AES will serve those in ERCOT. We have begun the process of becoming licensed in all 14 jurisdictions that allow choice for all retail customers. We expect most of our licensing processes to be completed by the end of 2015 and that we will be able to offer electricity service to consumers beginning in the 4th quarter of 2015. Our anticipated organizational structure following the Distribution is presented below.

Executive management of Aspirity will change after the Distribution. Mr. Krieger will resign his positions as President and Chief Executive Officer and become Chairman of the Board, Mark A. Cohn and Scott C. Lutz will leave their positions with Apollo and become President and Chief Executive Officer and Vice President and Chief Marketing Officer, respectively, and Wiley H. Sharp will remain as Vice President and Chief Financial Officer. Keith W. Sperbeck, currently Vice President of Operations and Secretary, and Stephanie E. Staska, currently Vice President - Risk Management and Chief Risk Officer, will resign their positions as named executive officers of Aspirity and will assume comparable roles at Enterprises. Messrs. Cohn, Lutz, and Sharp will hold no offices at Enterprises or any of its subsidiaries.

With respect to our balance sheet, the term loan between Aspirity Financial and Enterprises, our first financial services customer, will no longer be accounted for as an intercompany transaction and eliminated in consolidation, but rather as an arm's length loan between two commercial entities.

No provisions of the Notes will change.

Our common equity capitalization and ownership is expected to change, although Mr. Krieger will still have voting control of both the Company and Enterprises, We intend to split our membership units into two classes, Class A and Class B. The Class B units will include full voting or governance rights, but no financial rights and will convert automatically into Class A units on a one-for-one basis when the Company, post-Distribution, achieves profitability.

Initially, the combined holdings of Mr. Krieger and Summer Enterprises of 4,960 Class A units will retain 100% of the financial rights, but their voting rights will drop from 100% to 60% via the issuance of 3,306 new Class B units to management - 1,240 (15.00%) to each of Messrs. Cohn and Sharp and 413 (5.00%) to each of Mr. Lutz and a to-be-hired Vice President and Chief Supply Officer. The Class B units of the 5.00% holders will vest over three years provided they remain employed by the Company.

The final steps in the restructuring will be for the Company to change: a) its corporate form from a Minnesota limited liability company to a Delaware corporation, and b) its name from "Aspirity Holdings LLC" to “Aspirity Holdings Inc.” or “Aspirity Corporation”. We anticipate that the earliest these final steps could occur is January 2016.

Business Plans

Much of the discussion that follows focuses on our operations prior to the Distribution. After the Distribution, our financial condition and operations will be significantly different from prior periods because we will have disposed of all of our Legacy Businesses and will have limited operations and assets.

As of the date hereof, Aspirity has 29 employees, all but 4 of which will transfer to Enterprises when the Distribution occurs. Consequently, the Company is engaged in extensive hiring efforts to build staff. Until we are able to generate revenue from our new operations, our cash flows will be derived almost entirely from payments we receive from Enterprises on the Term Loan and the sale of Notes. In addition to building the Aspirity Energy business, we may also decide to lend additional funds to Enterprises, as well as other companies in the energy sector, an industry in which we have significant experience.

Operations Prior to the Distribution

Wholesale Trading

In general, wholesale trading activities are characterized by the acquisition of electricity or other energy-related commodities at a given location and its delivery to another. ISO-traded financial contracts such as INCs, DECs, and UTCs are also known as virtual trades, are outstanding overnight, and settle the next day in cash in an amount equal to the difference between the purchase and sale prices. Physical transactions are settled by the delivery of the commodity. The Company also trades electricity and other energy derivatives on ICE, NGX, and CME and may hold an open interest in these contracts overnight or longer. On very rare occasions, the Company may also trade electricity between markets, buying in one and selling in another.

For the three and six months ended June 30, 2015 and 2014, financial and virtual electricity represented 100% of our total trading volume in FERC-regulated markets, that is, we traded no physical power during these periods in our wholesale segment.

Following the Distribution, the Company will no longer operate a wholesale trading segment.

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

The eight states in which REH is licensed incorporate the service territories of 33 investor-owned electric utilities. As of June 30, 2015, we were actively marketing services in 19 of these service areas.

Following the Distribution, we will no longer own REH and are not presently operating as a retail energy supplier. However, we intend to compete in this business as soon as Aspirity Energy has received the necessary licenses and established the necessary relationships with utilities and power suppliers.

Diversified Investments

On October 23, 2013, we formed Cyclone as a wholly-owned subsidiary to take advantage of certain perceived investment opportunities present in the residential real estate market. Specifically, we acquire and intend to develop land for resale, either as improved sites for construction of single- and multi-family homes or as completed dwellings. At various dates during 2014, we acquired certain privately placed securities for long term investment purposes and beginning in the second quarter of 2015, we began selling management services to third parties.

Following the Distribution, we will no longer own Cyclone nor do we intend to engage in these types of activities in the future.

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

The table below details our open derivative contracts held for trading purposes, as undesignated, economic hedges by our retail segment, and as cash flow hedges by our retail segment as of June 30, 2015 and December 31, 2014:

Open Derivative Contracts

					Fair Value
Date, segment and contract type	Hub or zone	Delivery period	Final settlement	Energy (MWh)	Asset	Liability
As of June 30, 2015

Wholesale Trading
Electricity futures	PJM West Hub	Q3 2015	various	6,400	$–	$13,000
Electricity futures	AESO	Q3 2015	various	23,680	180,752	559,161
Electricity futures	AESO	Q4 2015	various	32,520	222,967	236,410
Electricity futures	AESO	Q1 2016	various	7,440	47,176	50,900
Electricity futures	AESO	Q2 2016	various	25,560	45,269	221,088
Electricity futures	AESO	Q3 2016	various	22,080	384,373	145,531
Electricity futures	AESO	Q4 2016	various	22,080	158,426	136,321
Subtotal				139,760	1,038,963	1,362,411

Retail Energy Services - Economic Hedges
Electricity futures	PJM West Hub	Q3 2015	various	24,880	–	239,492
Electricity futures	PJM West Hub	Q4 2015	various	20,085	–	115,277
Subtotal				44,965		354,769

Retail Energy Services - Designated Cash Flow Hedges
Electricity futures	ISO-NE Mass Hub	Q3 2015	various	58,080	–	867,492
Electricity futures	ISO-NE Mass Hub	Q4 2015	various	3,872	–	17,653
Subtotal				61,952	–	885,145
Totals				246,677	$1,038,963	$2,602,325

As of December 31, 2014

Wholesale Trading
Electricity futures	PJM West Hub	daily	daily	6,400	$22,400	$–
FTRs	MISO, NYISO, PJM	Q1 & Q2 2015	various	8,981,440	1,435,819	–
Electricity futures	AESO	Q1 2015	various	80,320	785,617	286,250
Electricity futures	AESO	Q2 2015	various	135,600	892,838	1,094,059
Electricity futures	AESO	Q3 2015	various	78,120	601,993	783,893
Subtotal				9,281,880	3,738,667	2,164,202

Retail Energy Services - Economic Hedges
Electricity futures	ISO-NE Mass Hub; PJM West Hub	Q1 2015	various	3,715	–	44,373
Electricity futures	PJM West Hub	Q2 2015	various	14,280	–	107,120
Natural gas futures	Henry Hub	Q2 2015	various	155,000	14,803	–
Electricity futures	PJM West Hub	Q3 2015	various	16,240	31,926	65,196
Natural gas futures	Henry Hub	Q3 2015	various	77,500	1,085	–
Electricity futures	PJM West Hub	Q4 2015	various	21,285	–	175,971
Subtotal				288,020	47,814	392,660

Retail Energy Services - Designated Cash Flow Hedges
Electricity futures	ISO-NE Mass Hub	Q1 2015	various	13,995	–	498,166
Electricity futures	ISO-NE Mass Hub	Q2 2015	various	16,120	–	184,378
Electricity futures	ISO-NE Mass Hub	Q3 2015	various	18,480	15,732	189,116
Electricity futures	ISO-NE Mass Hub	Q4 2015	various	352	–	7,480
Subtotal				48,947	15,732	879,140
Total				9,618,847	$3,802,213	$3,436,002

As of June 30, 2015, AOCI includes $705,300 of losses related to cash flow hedges that were discontinued. The total amount will be reclassified to cost of retail electricity sold by August 31, 2015.

Results of Operations

Three Months Ended June 30, 2015 and 2014

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Three Months Ended June 30,
Dollars in thousands	2015		2014		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Wholesale trading revenue, net	$923	10.1%	$4,305	65.9%	$(3,382)	-78.6%
Retail electricity revenue	8,066	88.5%	2,227	34.1%	5,839	262.2%
Management services	125	1.4%	–	0.0%	125	na
Net revenue	9,114	100.0%	6,532	100.0%	2,582	39.5%

Operating costs & expenses
Cost of retail electricity sold	6,096	66.9%	1,678	25.7%	4,418	263.3%
Retail sales and marketing	357	3.9%	23	0.4%	334	1452.2%
Compensation and benefits	3,034	33.3%	2,822	43.2%	212	7.5%
Professional fees	730	8.0%	832	12.7%	(102)	-12.3%
Other general & administrative	1,074	11.8%	837	12.8%	237	28.3%
Trading tools & subscriptions	354	3.8%	336	5.0%	18	5.4%
Total operating expenses	11,645	127.8%	6,528	99.9%	5,117	78.4%
Operating loss	(2,531)	-27.8%	4	-0.1%	(2,535)	-63375.0%

Interest expense	(905)	-9.9%	(515)	-7.9%	(390)	75.7%
Interest income	173	1.9%	43	0.6%	130	302.3%
Gain (loss) on foreign currency exchange	406	4.5%	(261)	-4.0%	667	155.6%
Other income	41	0.4%	3	0.0%	38	1266.7%
Other expense, net	(285)	-3.2%	(730)	-11.2%	445	-61.0%
Net income (loss)	(2,816)	-30.9%	(726)	-11.1%	(2,090)	287.9%

Preferred distributions	(137)	-1.5%	(137)	-2.1%	–	0.0%
Net income (loss) attributable to common	$(2,953)	-32.4%	$(863)	-13.2%	$(2,090)	242.2%

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

Market conditions during the second quarter of 2015 were characterized by normal weather, with an average temperature only 0.1° above normal (61.8°F versus 61.7°F), and cheaper than normal natural gas (down about 27% to $2.75/MCF versus the 5 year average of $3.74/MCF).

The second quarter of 2015 was 2% warmer than the same period in 2014, with an average temperature of 61.8°F versus 60.8°F. Heating degree-days for the U.S. in the second quarter of 2015 totaled 446 or 7% below 2014’s figure of 482 and cooling degree-days totaled 427 compared to 387 in 2014. For 2015, the Henry Hub natural gas spot price averaged $2.75/MCF, 40% below 2014’s $4.60 mark. Supplies of gas during 2015 were adequate. Weekly storage levels averaged 2,017 BCF or 54% more than 2014’s level of 1,308 and 2% lower than the 5 year average of 2,058.

	Three Months Ended June 30,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2015	2014	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	446	482	493	(36)	-7%	(47)	-10%
Cooling degree-days	427	387	376	40	10%	51	14%
Avg temperature (°F)	61.8°F	60.8°F	61.7°F	1.0°F	2%	0.1°F	0%

Natural Gas
Henry Hub spot price ($/MCF)	2.75	4.60	3.74	(1.85)	-40%	(0.99)	-27%
Working gas in underground storage, lower 48 states, EIA weekly estimates (BCF)	2,017	1,308	2,058	709	54%	(41)	-2%

__________

1 - "LTA" abbreviates long term average. For weather data, the 30 year period is 1985-2014 and for natural gas the 5 year period is 2010-2014.

The average for the day-ahead PJM West Peak price during the second quarter of 2015 was $40.32/MWh with a standard deviation of $8.97 resulting in a coefficient of variation of 22%, compared to $50.48/MWh, $7.95, and 16% for 2014. The high for the period was $72.74/MWh and the low was $27.58.

As shown by the table below, price levels were generally lower but volatility was slightly higher in 2015 as compared to 2014.

	Three Months Ended June 30,
PJM West Hub Peak Day Ahead			Increase (decrease)
	2015	2014	Units	Percent
Price ($/MWh)
Average	40.32	50.48	(10.16)	-20%
Maximum	72.74	80.65	(7.91)	-10%
Minimum	27.58	37.83	(10.25)	-27%
Standard deviation	8.97	7.95	1.02	13%
Coefficient of variation (stdev ÷ avg)	22%	16%	6%	41%

Daily percentage changes
Average	1.4%	1.0%	0.4%	34%
Maximum	76.5%	37.3%	39.2%	105%
Minimum	-39.2%	-30.9%	-8.3%	27%
Standard deviation	17.5%	12.5%	5.0%	40%

Number of days
Up 10% or more	20	22	(2)	-9%
Between 10% up and 10% down	23	17	6	35%
Down 10% or more	20	24	(4)	-17%

For the three months period ended June 30, 2015, net trading revenue decreased by $3,382,000 or 78.6% compared to $4,305,000 for the same period in 2014. The primary reason for the decrease in 2015 was that for the same period in 2014, wholesale trading included $2,462,000 of unrealized revenue related to the fair value of FTRs as of June 30, 2014. As of June 30, 2015, the Company had no FTR positions.

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

For the three months ended June 30, 2015 and 2014, we recorded total revenues in our retail segment of $7,650,000 and $2,465,000, respectively. These totals consisted of retail energy sales of $8,066,000 in 2015 and $2,227,000 in 2014, up 262.2%, and wholesale trading losses of $416,000 and gains of $238,000. 2015’s results were driven by a 318.3% increase in customers as a result of increased marketing efforts.

The following table details key operating statistics for the periods indicated.

	For/At Three Months Ended June 30,
Key Operating Statistics			Increase (decrease)
(in units unless otherwise indicated)	2015	2014	Units	Percent
Retail electricity sales ($000s)	8,066	2,227	5,839	262.2%
Wholesale trading revenue (loss), net ($000s)	(416)	238	(654)	-274.6%
Total segment revenues ($000s)	7,650	2,465	5,185	210.3%

Unit sales (MWh)	91,647	20,897	70,750	338.6%
Weighted average retail price (¢/kWh)	8.35	11.80	(3.45)	-29.2%

Customers receiving service, end of period	38,500	9,204	29,296	318.3%

During the three months end June 30, 2015, retail energy sales revenue increased principally as a result of an increase in customer count. Our customer base is a combination of residential and commercial accounts. We primarily use direct marketing strategies to acquire our customers.

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

During the quarters ended June 30, 2015 and 2014, the Company recorded no revenue but capitalized a total of $625,000 and $34,000, respectively, of costs associated with its real estate development activities, consisting primarily of purchases of land for development and construction costs incurred.

Interest income on securities is recorded in other income and fair value is reported on the balance sheet. Securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which may indicate impairment.

Beginning in the second quarter of 2015, we began selling management services to third parties and recorded revenue of $125,000.

Costs of retail electricity sold: Our costs of electricity sold include the cost of purchased power, EDC service fees, renewable energy certificates, bad debt expense, and gains net of losses and commissions on derivative contracts used to hedge power purchase costs. Cost of sales does not include the net gain or loss on the economic hedges described above. During the second quarters of 2015 and 2014, we purchased electricity for sale to retail customers from ISOs and wholesale suppliers. We are typically required to maintain cash deposits in separate accounts to meet our wholesale energy vendors’ financial assurance requirements to purchase energy, ancillary services, and capacity which amount is included in “cash in trading accounts”.

For the three months ended June 30, 2015, the Company hedged the cost of 19,640 MWh or 21.4% of the 91,647 MWh of electricity sold to its retail customers in such period using designated derivatives contracts. The comparable figures for the three months ended June 30, 2014, were 16,040 MWh, 75%, and 21,381 MWh, respectively. For the three months ended June 30, 2015 and 2014, our designated hedges had the effect of increasing cost of retail electricity sold by $435,395 and $152,956, respectively.

In total, during the three months ended June 30, 2015 and 2014, we recorded costs of retail electricity sold of $6,096,000 and $1,678,000, respectively, resulting in gross income of $1,554,000 in 2015 and $787,000 in 2014. If our economic hedges were treated in the same way as that of the designated hedges, that is, with gains decreasing costs of sales and with losses increasing such, gross margins would have been -19% in 2015 and 35% for 2014.

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

For the second quarter of 2015 we spent an additional $334,000 in marketing compared to $23,000 in the second quarter 2014.

Compensation and benefits: Salaries, wages, and related costs such as employee benefits and payroll taxes consist primarily of base and incentive compensation paid to our administrative officers, energy traders, and other employees.

For the three months ended June 30, 2015 and 2014, salaries, wages, and related costs increased by $212,000 or 7.5% to $3,034,000 compared to $2,822,000 for the same period in 2014. Our personnel expense is directly related to the revenue we record. Although our revenue declined our compensation and benefits has increased with the need for additional executives for the reorganization of the Company.

Professional fees: Professional fees consist of legal expenses, audit fees, tax compliance reporting service fees, and other fees paid for outside consulting services.

For the second quarter 2015, professional fees decreased by $102,000 to $730,000 compared to $832,000 in the second quarter of 2014. The majority of the decrease is due to professional fees incurred during the second quarter of 2014 for recruiter fees to hire additional traders.

Other general and administrative: Other general and administrative expenses consist of rent, depreciation, travel, outside retail customer service costs, and all other direct office support expenses.

For the second quarter of 2015, these costs increased by approximately $237,000 to $1,074,000 compared to $837,000 for 2014. The increase was primarily related to additional spending on marketing and administrative expenses associated with the Notes Offering. We incurred $506,000 and $317,000 in marketing and administrative expenses associated during the second quarter of 2015 and 2014, respectively.

Trading tools and subscriptions: Trading tools and subscriptions consist primarily of amounts paid for services that provide weather reports and forecasting, electrical load forecasting, congestion analysis and other factors relative to electricity production and consumption.

For the three months ended June 30, 2015, trading tools and subscriptions expense increased by $18,000 to $354,000 compared to $336,000 for the same period in 2014, primarily due to the increased customer count that increases our volumetric fees that we incur for services that we utilize for billing our retail customers.

Other income (expense): Other expense, net of other income, decreased by $445,000 to $285,000 for the second quarter of 2015 compared to $730,000 for the same period in 2014. As the principal component of other expense, interest expense increased by $390,000 to $905,000 for 2015 year to date compared to $515,000 for the same period in 2014. The increase was attributed primarily to an increase in outstanding debt of $3,857,000 for the three month period ended June 30, 2015 compared to $1,909,000 for the three month period ended June 30, 2015. In addition the gain on foreign currency exchange increased by $667,000 to a gain of $406,000 during the second quarter of 2015 compared to a loss of $261,000 for the second quarter of 2014. The change is related to the value of the Canadian dollar compared to the US Dollar. During the second quarter of 2015 the Company had to convert portions of funds in the trading accounts and deposits to CAD to cover trading losses and the conversion resulted in gains. For the three months ended June 30, 2015, interest income increased by $130,000 to $173,000 compared to $43,000 for the same period in 2014. The primary reason is due to $99,000 in interest income recorded on the Angell Note.

Preferred distributions: During the second quarters of 2015 and 2014, we distributed $137,000 to our preferred unit holder.

Six Months Ended June 30, 2015 and 2014

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Six Months Ended June 30,
Dollars in thousands	2015		2014		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Wholesale trading revenue, net	$11,772	46.5%	$31,326	85.9%	$(19,554)	-62.4%
Retail electricity revenue	13,444	53.1%	5,127	14.1%	8,317	162.2%
Management services	125	0.5%	–	0.0%	125	na
Net revenue	25,341	100.0%	36,453	100.0%	(11,112)	-30.5%

Operating costs & expenses
Cost of retail electricity sold	12,319	48.6%	6,267	17.2%	6,052	96.6%
Retail sales & marketing	603	2.4%	151	0.4%	452	299.3%
Compensation & benefits	9,230	36.4%	13,862	38.0%	(4,632)	-33.4%
Professional fees	1,317	5.2%	1,559	4.3%	(242)	-15.5%
Other general & administrative	2,310	9.1%	1,669	4.6%	641	38.4%
Trading tools & subscriptions	681	2.7%	629	1.7%	52	8.3%
Total operating expenses	26,460	104.4%	24,137	66.2%	2,323	9.6%

Operating income (loss)	(1,119)	-4.4%	12,316	33.8%	(13,435)	-109.1%

Interest expense	(1,669)	-6.6%	(982)	-2.7%	(687)	70.0%
Interest income	222	0.9%	56	0.2%	166	296.4%
Loss on foreign currency exchange	501	2.0%	(261)	-0.7%	762	192.0%
Other income	82	0.3%	3	0.0%	79	2633.3%
Other expense, net	(864)	-3.4%	(1,184)	-3.2%	320	-27.0%

Net income (loss)	(1,983)	-7.8%	11,132	30.5%	(13,115)	-117.8%

Preferred distributions	(275)	-1.1%	(275)	-0.8%	–	0.0%
Net income (loss) attributable to common	$(2,258)	-8.9%	$10,857	29.8%	$(13,115)	-120.8%

Wholesale trading revenue: Market conditions during the first half of 2015 were characterized by slightly cooler than normal weather, with 152 more heating degree-days than normal, an average temperature of 49.5°F versus a normal of 49.6°F, and cheaper than normal natural gas, down about 3% to $2.82/MCF versus the 5 year average of $3.85/MCF.

The first six months of 2015 was warmer than the same period in 2014. Heating degree-days for the U.S. in the first half of 2015 totaled 2,816 or 5% below 2014’s figure of 2,974 and cooling degree-days totaled 470 compared to 418 in 2014. For 2015, the Henry Hub natural gas spot price averaged $2.82/MCF, 42% below 2014’s $4.88 mark. Supplies of gas during 2015 were adequate. Weekly storage levels averaged 2,068 BCF or 41% more than 2014’s level of 1,470 and 3% lower than the 5 year average of 2,129.

	Six Months Ended June 30,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2015	2014	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	2,816	2,974	2,664	(158)	-5%	152	6%
Cooling degree-days	470	418	411	52	12%	59	14%
Avg temperature (°F)	49.5°F	47.6°F	49.6°F	1.9°F	4%	-0.2°F	0%

Natural Gas
Henry Hub spot price ($/MCF)	2.82	4.88	3.85	(2.06)	-42%	(1.02)	-27%
Working gas in underground storage, Lower 48 states, EIA weekly estimates (BCF)	2,068	1,470	2,129	598	41%	(61)	-3%

__________

1 - "LTA" abbreviates long term average. For weather data, the 30 year period is 1984-2013 and for natural gas the 5 year period is 2009-2013.

The average for the day-ahead PJM West Peak price during 2015 was $46.97/MWh with a standard deviation of $26.95 resulting in a coefficient of variation of 57%, compared to $76.28/MWh, $73.43, and 96% for 2014. The high for the year to date was $237.48/MWh and the low was $27.58. As shown by the table below, price levels and volatility were generally lower in 2015 as compared to 2014.

	Six Months Ended June 30,
PJM West Hub Peak Day Ahead			Increase (decrease)
	2015	2015	Units	Percent
Price ($/MWh)
Average	46.97	76.28	(29.32)	-38%
Maximum	237.48	655.75	(418.27)	-64%
Minimum	27.58	37.15	(9.57)	-26%
Standard deviation	26.95	73.43	(46.48)	-63%
Coefficient of variation (stdev ÷ avg)	57%	96%	-39%	-40%

Daily percentage changes
Average	2.7%	4.9%	-2.1%	-43%
Maximum	209.3%	200.3%	9.0%	4%
Minimum	-63.5%	-78.1%	14.7%	-19%
Standard deviation	26.8%	34.7%	-7.8%	-23%

Number of days
Up 10% or more	36	40	(4)	-10%
Between 10% up and 10% down	54	50	4	8%
Down 10% or more	37	37	–	0%

As a result of these factors, and the inclusion of the fair value amount of $2,462,000 of unrealized revenue on FTR positions as of June 30, 2014, for the six months period ended June 30, 2015, net trading revenue decreased by $19,554,000 or 62.4% compared to $31,326,000 for the same period in 2014.

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

For the six months ended June 30, 2015 and 2014, we recorded total revenues in our retail segment of $13,112,000 and $7,177,000, respectively. These totals consisted of retail energy sales of $13,444,000 in 2015 and $5,127,000 in 2014, up 162.2%, and a wholesale trading loss of $332,000 in 2015 and a gain of $2,050,000 in 2014. 2015’s results were driven by a 318.3% increase in customers as a result of increased marketing efforts.

The following table details key operating statistics for the periods indicated:

	For/At Six Months Ended June 30,
Key Operating Statistics			Increase (decrease)
(in units unless otherwise indicated)	2015	2015	Units	Percent
Retail electricity sales ($000s)	13,444	5,127	8,317	162.2%
Wholesale trading revenue, net ($000s)	(332)	2,050	(2,382)	-116.2%
Total segment revenues ($000s)	13,112	7,177	5,935	82.7%

Unit sales (MWh)	147,995	49,130	98,865	201.2%
Weighted average retail price (¢/kWh)	8.86	14.61	(5.75)	-39.4%

Customers receiving service, end of period	38,500	9,204	29,296	318.3%

Diversified investments: During the six months ended June 30, 2015 and 2014, the Company recorded no revenue but capitalized a total of $1,116,000 and $57,000, respectively, of costs associated with its real estate development activities, consisting primarily of purchases of land for development and construction costs incurred.

Interest income on securities is recorded in other income and fair value is reported on the balance sheet. Securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which may indicate impairment.

Beginning in the second quarter of 2015, we began selling management services to third parties and recorded revenue of $125,000.

Costs of retail electricity sold: For the six months ended June 30, 2015, the Company hedged the cost of 33,635 MWh via designated derivatives or 22.73% of the 147,995 MWh of electricity sold to its retail customers in such period. For the year, our hedges had the effect of increasing the cost of retail electricity sold by $911,000.

As shown by the Open Derivative Contracts table on page 54, as of June 30, 2015, we had designated 61,952 MWh of electricity futures as hedges against the cost of expected 2015 electricity purchases and $885,000, representing the net loss on the effective portion of the hedges, was deferred in accumulated other comprehensive income and this entire amount is expected to be reclassified to cost of retail electricity sold by December 31, 2015.

As of June 30, 2015, AOCI includes $705,300 of losses related to cash flow hedges that were discontinued. The total amount will be reclassified to cost of retail electricity sold by August 31, 2015.

As shown by the Open Derivative Contracts table on page 54, as of December 31, 2014, we had hedged the cost of 48,947 MWh (approximately 10.5% of expected 2015 electricity purchases for the customers receiving service from us as of that date) and $863,408 of the net loss on the effective portion of the hedge was deferred and included in AOCI. This amount is expected to be reclassified to cost of retail electricity sold by December 31, 2015.

Principally as a result of increases in the amount of energy used per customer, increased costs, and an increase customer count, for the six months ended June 30, 2015, our cost of retail electricity sold, net of losses on designated hedges, increased by $6,052,000 or 96.6% to $12,319,000 compared to $6,267,000 for the same period in 2014.

Retail sales and marketing: For the six months ended June 30, 2015 and 2014, we spent $603,000 and $151,000 on retail sales and marketing, principally on outbound telemarketing.

Compensation and benefits: During the six months ended June 30, 2015 and 2014, salaries, wages, and related costs decreased by $4,632,000 or 33.4% to $9,230,000 compared to $13,862,000 for the same period in 2014. Our personnel expense is directly related to the revenue we record, since our trader’s compensation is tied to revenue production, this decrease in expense is in line with the decrease in revenues.

Professional fees: For the six months ended June 30, 2015 and 2014, professional fees decreased by $242,000 to $1,317,000 compared to $1,559,000 at June 30, 2014. The majority of the decrease is due to professional fees incurred during the 2014 for recruiter fees to hire additional traders.

Other general and administrative: For the period ended June 30, 2015 and 2014, these costs increased by approximately $641,000 to $2,310,000 compared to $1,669,000 for 2014. The increase was primarily related to additional spending on marketing and administrative expenses associated with the Notes Offering. We incurred $1,103,000 and $563,000 in marketing and administrative expenses associated during the six months ended June 30, 2015, and 2014, respectively. In addition, costs for travel has increased during the six months ended 2015 due to the reorganization.

Trading tools and subscriptions: For the six months ended June 30, 2015 and 2014, trading tools and subscriptions expense increased by $52,000 or 8.3% to $681,000 compared to $629,000 for the same period in 2014, primarily due to an increase in our volumetric fees that we incur for services that we utilize for billing our retail customers.

Other income (expense): Other expense, net of other income, decreased by $321,000 to $864,000 for the first half of 2015 compared to $1,185,000 for the same period in 2014. As the principal component of other expense, interest expense increased by $687,000 to $1,669,000 for 2015 year to date compared to $982,000 for the same period in 2014. The increase was attributed primarily to an increase in outstanding debt of $7,807,000 for the six month period ended June 30, 2015 compared to $3,512,000 for the six month period ended June 30, 2014. In addition the foreign currency exchange rate increased by $762,000 for the six months ended June 30, 2015 compared to 2014 due to the need to convert funds in trading accounts and deposits to CAD funds to cover losses that were incurred during the quarter. In addition, interest income increased by $166,000 from $56,000 in 2014 to $222,000 in 2015. The primary reason for the increase is due to interest on the note receivable of $99,000 and interest earned on the investment in convertible notes of $75,000 earned in 2015 over 2014’s amount of $28,000, an increase of $47,000.

Preferred distributions: During the six months ended June 30, 2015 and 2014, we distributed $275,000 to our preferred unit holder.

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

The following table measures our liquidity and capital resources as of the dates indicated:

	At
Dollars in thousands	June 30, 2015		December 31, 2014		Increase (decrease)
	Dollars	Percent of total assets	Dollars	Percent of total assets	Dollars	Percent
Liquidity
Cash - unrestricted	$5,083	17.0%	$2,397	7.5%	$2,686	112.1%
Cash in trading accounts	8,481	28.4%	21,100	66.4%	(12,619)	-59.8%
Accounts receivable - trade	5,393	18.1%	2,394	7.5%	2,999	125.3%
Total liquid assets *	18,957	63.5%	25,891	81.6%	(6,934)	-26.8%

Total assets	$29,848	100.0%	$31,770	100.0%	(1,922)	-6.0%

Capital Resources
Current	$21,547	72.2%	$8,652	27.2%	$12,895	149.0%
Long term	12,969	43.5%	10,636	33.5%	2,333	21.9%
Total debt	34,516	115.6%	19,288	60.7%	15,228	79.0%

Series A preferred	2,745	9.2%	2,745	8.6%	–	0.0%
Common	(7,133)	-23.9%	(194)	-0.6%	(6,939)	3576.8%
Accumulated other comprehensive income	(280)	-0.9%	147	0.5%	(427)	-290.5%
Total equity	(4,668)	-15.6%	2,698	8.5%	(7,366)	-273.0%
Total capitalization	$29,848	100.0%	$21,986	69.1%	$7,862	35.8%

__________

* - Closest GAAP measure is total current assets, which was $21,605,000 as of June 30, 2015 and $26,619,000 as of December 31, 2014

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2015 and 2014 as derived from the statements of cash flows included in this Form 10-Q.

	For the Six Months Ended June 30,
Dollars in thousands			Increase (decrease)
	2015	2014	Dollars	Percent
Net cash provided by (used in):
Operating activities	$2,288	$3,352	$(1,064)	-31.7%
Investing activities	(1,269)	(3,722)	2,453	-65.9%
Financing activities	1,686	(63)	1,749	2676.2%
Net cash flow	2,075	(433)	3,138	624.7%

Effect of exchange rate changes on cash	(19)	218	(237)	-108.7%

Cash - unrestricted:
Beginning of period	2,397	3,190	(793)	-24.9%
End of period	$5,083	$2,975	$2,108	70.9%

For the quarter ended June 30, 2015, we generated $2,288,000 from operating activities. The largest sources of cash from operations was a decrease from our trading accounts and deposits of $6,856,000, due to the sale of TCP and exiting markets. The most significant items affecting our operating cash flow was a $1,353,000 increase in accounts payable for the cost of retail electricity sold, which was directly related to the growth in the customer count during the six months ended June 30, 2015. Due to the trading revenue lost during the six months ended June 30, 2015 there was also a decrease in accrued compensation of $1,411,000. Growth in accounts receivable also used $2,998,000 of cash.

During the period, we used $1,269,000 of cash for investing activities, primarily related to the purchase of additional marketable securities, which had a net effect of $761,000 after accounting for the sale of the securities, during the six months ended June 30, 2015.

At June 30, 2015, our debt totaled $27,094,000 compared to $13,697,000 as of the prior six month period ended June 30, 2014. For the period, we were provided with $1,686,000 for financing activities, including a net $6,834,000 increase in debt and payment of $4,958,000 in distributions. Of the total distribution amount, $275,000 was paid to the holder of our preferred units and $4,678,000 was paid to our common unit-holders.

For the six months ended June 30, 2014, we generated $3,352,000 from operating activities. The largest sources of cash from operations were net income of $8,669,000 and an increase to accrued compensation of $1,325,000. The major use of cash from operations was to increase our trading accounts, $7,107,000. During 2014, we used $3,722,000 of cash for investing activities, with the largest expenditures being for $999,000 to secure our position with the Canadian court in conjunction with the former employee litigation (see “Note 16 Commitments and Contingencies – Former Employee Litigation”), the purchase of marketable securities of $760,000, our investment in Ultra Green’s convertible notes consumed $1,129,000, and finally the acquisition of DEG for $680,000. At June 30, 2014, our debt totaled $13,697,000 compared to $10,185,000 as of the prior year end. For the quarter, the Company used $63,000 for financing activities, including a net increase in debt of $3,284,000 and payment of $3,348,000 in distributions. Of the total distribution amount, $275,000 was paid to the holder of our preferred units and $3,073,000 was paid to our common unit-holders.

Financing

In February 2012, we executed a $25,000,000 Futures Risk-Based Margin Finance Agreement (the “Margin Line” and the “Margin Agreement”, respectively) with ABN AMRO. The Margin Agreement provides CEF with an uncommitted $25,000,000 revolving line of credit for which it pays a commitment fee of $35,000 per month. Loans under the Margin Agreement are secured by all balances in CEF’s trading accounts with ABN AMRO, are payable on demand, and bear interest at an annual rate equal to 1.00% in excess of the Federal Funds Target Rate, or approximately 1.25%. Under the Margin Agreement, the Company is also subject to certain reporting, affirmative, and negative covenants, including maintenance of minimum account net liquidating equity as defined of $3,000,000, a maximum loan ratio as defined of 12.5:1, and minimum consolidated tangible net worth of 4% of the amount of the Margin Line or $1,000,000. The Margin Agreement was amended on May 31, 2013 to reduce the uncommitted credit line to $15,000,000, the commitment fee to $25,000 per month, and the covenant with respect to net liquidating equity as defined to $1,500,000. There were no borrowings outstanding under the Margin Line as of June 30, 2015.

On May 10, 2012, our Form S-1 registration statement relating to the offer and sale of our Renewable Unsecured Subordinated Notes (File No. 333-179460) was declared effective by the SEC, and the offering of notes commenced on May 15, 2012. The registration statement on Form S-1 covers up to $50,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes.

For the first six month periods ended June 30, 2015 and 2014, we incurred $1,103,000 and $563,000, respectively, of offering-related expenses, including marketing and printing expense, legal and accounting fees, filing fees, and trustee fees. These costs and expenses are expensed as incurred. From the effective date of May 10, 2012 through August 11, 2015, we have sold a total of $27,214,000 in principal amount of Notes and repaid $4,417,000, for a net raise to date of $22,797,000.

On May 8, 2015 the Company filed a replacement registration statement on Form S-1 relating to the offer and sale of our Renewable Unsecured Subordinated Notes (the “2015 S-1”). The 2015 S-1 covers up to $75,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes.

On May 12, 2014, the Company drew $700,000 under an evergreen, uncommitted line of credit from Royal Bank of Canada (the “RBC Line” and “RBC”, respectively). Advances under the RBC Line bear interest at a variable annual interest rate of 1 month LIBOR plus 2.25% set at the time of advance for a 30 day term, mature at various dates, and are collateralized by assets held in the Company’s marketable securities account. RBC is not obligated to make any extensions of credit to the Company and availability of funds may be increased or decreased by RBC in its sole and absolute discretion. Prepayment of any outstanding principal under the RBC Line may subject the Company to LIBOR break funding costs. There were no borrowings outstanding under the RBC Line as of June 30, 2015.

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

On October 14, 2014, REH, TSE, and TSEE entered into a Credit Agreement with the Toronto, Ontario branch of Maple Bank GmbH (the “Maple Agreement” and “Maple Bank”), expiring October 31, 2016. The Maple Agreement provides the Company’s retail energy services businesses with a revolving line of credit of up to $5,000,000 in committed amount secured by a first position security interest in all of the assets of REH and its subsidiaries, a pledge of the equity of such businesses by the Company, and certain validity and financial guarantees. Availability of loans is keyed to advance rates against eligible receivables as defined. Any loans outstanding bear interest at an annual rate equal to 3 month LIBOR, subject to a floor of 0.50%, plus a margin of 6.00%. In addition, the Company is obligated to pay an annual fee of 1.00% of the committed amount on a monthly basis and a monthly non-use fee of 1.00% of the difference between the committed amount and the average daily principal balance of any outstanding loans. The Company is also subject to certain customary reporting, affirmative, and negative covenants. As of June 30, 2015, $3,386,000, respectively, was outstanding under the Maple Agreement.

On November 21, 2014, American Land and Capital, LLC (“American Land”) and Cyclone entered into four construction loan agreements, each for a committed amount of $205,000 or $820,000 in total (the “Fox Meadows Construction Loans”). Each commitment is secured by a mortgage on a lot (numbers 1, 2, 3, and 4) in Block 1 of Fox Meadows 3rd Addition and is also personally guaranteed by Mr. Krieger. Fox Meadows is a townhouse development located in Lakeville, Minnesota in which Cyclone owns 35 attached residential building sites. Proceeds of the Construction Loans will be used to construct the first four spec/model homes on Cyclone’s Fox Meadows property. Draws on the Construction Loans bear interest at the higher of: (a) 6.50% or (b) the prime rate as reported from time to time by The Wall Street Journal plus 3.00%. Interest only is payable monthly on the 10th and the note matures on November 24, 2015. The loan may be prepaid in whole or in part at any time without penalty. As of June 30, 2015 there was $1,161,142 outstanding.

On December 23, 2014, via an assignment and assumption agreement between Cyclone and Kenyon Holdings, LLC (“Kenyon”), a related party, Cyclone took ownership of a 10 acre parcel of undeveloped land located at 170xx Texas Avenue, Credit River Township, Minnesota and assumed a $120,000 note secured by a mortgage on the property and owed to Lakeview Bank (the “Lakeview Bank Mortgage”). Kenyon is owned by Timothy S. Krieger, the Company’s primary owner and its Chief Executive Officer, and Keith W. Sperbeck, its Vice President of Operations. The Lakeview Bank Mortgage bears interest at the highest prime rate reported as such from time to time by The Wall Street Journal. Interest only is payable monthly on the 25th, the note matured on April 30, 2015 and was renewed for another year until April 30, 2016. The loan may be prepaid in whole or in part at any time without penalty. As of June 30, 2015, there was $119,976 outstanding under the Lakeview Bank Mortgage.

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

Non-GAAP financial measures utilized by the Company “total liquid assets.” The most comparable GAAP measure is total current assets. The Company’s management believes that this non-GAAP financial measure provides useful information to investors and enables investors and analysts to more accurately compare the Company's ongoing financial performance over the periods presented.

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

For the three and six month periods ended June 30, 2015 and 2014, we recorded $507,000, $237,000, $2,273,000, and $5,423,000, respectively, in compensation and benefits, representing the allocation of profits to Class B members. The amount of accrued profits interests included in accrued compensation at June 30, 2015 and 2014 was $463,000 and $336,000, respectively.

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

As of June 30, 2015 and December 31, 2014, the longest tenor of our FTR positions was 0 and 5 months, respectively. Consequently, the following table only summarizes our liquid VaR as of and for the six months ended June 30, 2015 and 2014:

			Increase (decrease)
	2015	2015	Units	Percent
Liquid VaR
As of June 30	$181,377	$400,895	$(219,518)	-54.8%
For the six months ended June 30:
Average	$240,310	$138,075	$102,235	74.0%
Maximum	394,857	426,201	(31,344)	-7.4%
Minimum	83,078	7,453	75,625	1014.7%

VaR, pct of cash in trading accounts
As of June 30	1.23%	2.86%	-1.63%	-57.1%
For the six months ended June 30:
Average (1)	1.62%	0.99%	0.64%	64.9%
Maximum (1)	2.67%	3.04%	-0.37%	-12.2%
Minimum (1)	0.56%	0.05%	0.51%	956.0%

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

The value of the derivative financial instruments we hold for trading purposes and as cash flow hedges is significantly influenced by forward commodity prices. Periodic changes in forward prices could cause significant changes in the marked-to-market (“MTM”) valuation of these contracts. For example, assuming that all other variables remain constant:

Percentage change in forward	Average percentage change in mark-to-market valuation			Dollar change in mark-to-market valuation
price from June 30, 2015	Derivatives held for trading	Economic hedges	Cash flow hedges	Derivatives held for trading	Economic hedges	Cash flow hedges
10%	116.6%	26.5%	10.0%	377,050	94,049	88,100
5%	58.3%	13.3%	5.0%	188,525	47,025	44,050
1%	11.7%	2.7%	1.0%	37,705	9,405	8,810
-1%	-11.7%	-2.7%	-1.0%	(37,705)	(9,405)	(8,810)
-5%	-58.3%	-13.3%	-5.0%	(188,525)	(47,025)	(44,050)
-10%	-116.6%	-26.5%	-10.0%	(377,050)	(94,049)	(88,100)

Interest Rate Risk

As of June 30, 2015, we had $4,888,000 of variable rate debt outstanding and at December 31, 2014, we had $1,635,000 of such debt outstanding. The interest rates charged on such are based in part on changes in certain market indices plus a credit margin, but are subject to “floors”, which may have the effect of converting variable rates to fixed rates and such was the case at June 30, 2015 and December 31, 2014. Consequently, at either date, we had no variable rate debt, although in the future we may be exposed to fluctuations in interest rates. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars, and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument.

Liquidity Risk

Liquidity risk arises from our general funding needs and the management of our assets and liabilities. We are exposed to additional collateral posting or margin requirements with the ISOs and exchanges if price volatility or levels increase. Based on a sensitivity analysis for positions under marginable contracts, a 20% change in electricity prices would cause an increase in margin collateral posted of approximately $1,118,000 as of June 30, 2015. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of June 30, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 - Legal Proceedings

See “Note 16 - Commitments and Contingencies” on page 33 of this Form 10-Q for a discussion of certain legal proceedings.

Item 1A - Risk Factors

No material changes from prior disclosure.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Aspirity Holdings LLC (formerly known as Twin Cities Power Holdings, LLC), effective July 14, 2015 (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed July 15, 2015).
3.2	Amended and Restated Bylaws of Aspirity Holdings LLC (formerly known as Twin Cities Power Holdings, LLC), effective July 14, 2015 (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed July 15, 2015).
4.4	Aspirity Holdings LLC (formerly known as Twin Cities Power Holdings, LLC) Renewable Unsecured Subordinated Notes Subscription Agreement (incorporated by reference to Exhibit 4.4 to the Registrant's Form 8-K filed July 20, 2015).
10.1	Equity Interest Purchase Agreement by and between Angell Energy, LLC and Twin Cities Power Holdings, LLC, dated June 1, 2015 (to be filed August 17, 2015).
10.2	Secured Promissory Note, dated as of June 1, 2015, and made by from Angell Energy, LLC in favor of Twin Cities Power Holdings, LLC (to be filed August 17, 2015).
10.3	Security and Guarantee Agreement by and among Angell Energy, LLC, Twin Cities Power, LLC, Summit Energy, LLC, and Michael Angell and Twin Cities Power Holdings, LLC, dated as of June 1, 2015 (to be filed August 17, 2015).
10.4	Administrative Services Agreement by and between Angell Energy, LLC and Apollo Energy Services, LLC, dated as of June 1, 2015 (to be filed August 17, 2015).
10.5	DataLive Software License Agreement by and between Apollo Energy Services, LLC and Angell Energy, LLC, dated as of June 1, 2015 (to be filed August 17, 2015).
10.6	Office Sublease Agreement by and between Bell State Bank & Trust and Aspirity Holdings LLC (formerly known as Twin Cities Power Holdings, LLC), dated as of June 4, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed July 20, 2015).
22.1	Form of Noteholder Solicitation Cover Letter, dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 2, 2015).
22.2	Frequently Asked Questions, dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 2, 2015).
22.3	Solicitation of Votes from Holders of the Renewable Unsecured Subordinated Notes of Twin Cities Power Holdings, LLC, dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 2, 2015).
22.4	Form of Ballot, dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 2, 2015).
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TWIN CITIES POWER HOLDINGS, LLC

/S/ Timothy S. Krieger
Dated: August 14, 2015	By:	Timothy S. Krieger
Chief Executive Officer, President and Chairman of the Board (principal executive officer)

/S/ Wiley H. Sharp III
Dated: August 14, 2015	By:	Wiley H. Sharp III
Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

