Form 10-Q/A
period 2015-06-30
ASPIRITY HOLDINGS LLC
filed 2015-08-17
CIK 1541354

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

EXPLANATORY NOTE

This amendment (Form 10-Q/A) is being provided for the sole purpose of providing exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 omitted from our Form 10-Q for the period ending June 30, 2015, as filed on August 14, 2015. No other changes have been made to the Form 10-Q.

2

Part II - Other Information

Item 6 - Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Aspirity Holdings LLC (formerly known as Twin Cities Power Holdings, LLC), effective July 14, 2015 (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed July 15, 2015).
3.2	Amended and Restated Bylaws of Aspirity Holdings LLC (formerly known as Twin Cities Power Holdings, LLC), effective July 14, 2015 (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed July 15, 2015).
4.4	Aspirity Holdings LLC (formerly known as Twin Cities Power Holdings, LLC) Renewable Unsecured Subordinated Notes Subscription Agreement (incorporated by reference to Exhibit 4.4 to the Registrant's Form 8-K filed July 20, 2015).
10.1	Equity Interest Purchase Agreement by and between Angell Energy, LLC and Twin Cities Power Holdings, LLC, dated June 1, 2015.
10.2	Secured Promissory Note, dated as of June 1, 2015, and made by from Angell Energy, LLC in favor of Twin Cities Power Holdings, LLC.
10.3	Security and Guarantee Agreement by and among Angell Energy, LLC, Twin Cities Power, LLC, Summit Energy, LLC, and Michael Angell and Twin Cities Power Holdings, LLC, dated as of June 1, 2015.
10.4	Administrative Services Agreement by and between Angell Energy, LLC and Apollo Energy Services, LLC, dated as of June 1, 2015.
10.5	DataLive Software License Agreement by and between Apollo Energy Services, LLC and Angell Energy, LLC, dated as of June 1, 2015.
10.6	Office Sublease Agreement by and between Bell State Bank & Trust and Aspirity Holdings LLC (formerly known as Twin Cities Power Holdings, LLC), dated as of June 4, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed July 20, 2015).
22.1	Form of Noteholder Solicitation Cover Letter, dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 2, 2015).
22.2	Frequently Asked Questions, dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 2, 2015).
22.3	Solicitation of Votes from Holders of the Renewable Unsecured Subordinated Notes of Twin Cities Power Holdings, LLC, dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 2, 2015).
22.4	Form of Ballot, dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 2, 2015).
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

3

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TWIN CITIES POWER HOLDINGS, LLC

/S/ Timothy S. Krieger
Dated: August 17, 2015	By:	Timothy S. Krieger
Chief Executive Officer, President and Chairman of the Board (principal executive officer)

/S/ Wiley H. Sharp III
Dated: August 17, 2015	By:	Wiley H. Sharp III
Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

4