Form 10-Q
period 2015-09-30
ASPIRITY HOLDINGS LLC
filed 2015-11-16
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _________ to _________

Commission File Number: 333-203994

Aspirity Holdings LLC

(Exact name of registrant as specified in its charter)

Minnesota	6221 – Commodity Contracts Brokers and Dealers	27-1658449
(State of organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

701 Xenia Avenue South, Suite 475 Minneapolis, MN 55416
(Address of principal executive offices, zip code)

(763) 432-1500
(Registrant’s telephone number, including area code)

Twin Cities Power Holdings, LLC 16233 Kenyon Avenue, Suite 210 Lakeville, Minnesota 55044
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

TABLE OF CONTENTS

Definitions	2

Forward Looking Statements	8

Non-GAAP Financial Measures	9

Part I – Financial Information	10

Item 1 - Financial Statements (Unaudited)	10
Consolidated Balance Sheets	10
As of September 30, 2015 and December 31, 2014	10
Consolidated Statements of Comprehensive Income	11
Three and Nine Months ended September 30, 2015 and 2014	11
Consolidated Statements of Cash Flows	12
Nine Months Ended September 30, 2015 and 2014	12
Notes to Consolidated Financial Statements	14

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Industry Background	49
Company Overview	54
The Restructuring	54
Summary Pro Forma Financial Information	58
Business Plans	60
Operations Prior to the Distribution	60
Results of Operations	63
Three Months Ended September 30, 2015 and 2014	63
Nine Months Ended September 30, 2015 and 2014	69
Liquidity, Capital Resources, and Cash Flow	73
Financing	75
Non-GAAP Financial Measures	77
Critical Accounting Policies and Estimates	78

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	80
Commodity Price Risk	80
Interest Rate Risk	81
Liquidity Risk	82
Wholesale Counterparty Credit Risk	82
Retail Customer Credit Risk	82
Foreign Exchange Risk	82

Item 4 - Controls and Procedures	83

Part II – Other Information	84
Item 1 - Legal Proceedings	84
Item 1A - Risk Factors	84
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3 - Defaults Upon Senior Securities	84
Item 4 - Mine Safety Disclosures	84
Item 5 - Other Information	84
Item 6 - Exhibits	85

Signatures	87

i

Definitions

Abbreviation or acronym	Definition
ABN AMRO	ABN AMRO Clearing Chicago, LLC and ABN AMRO Clearing Bank, N.V.
AENE	Aspirity Energy Northeast LLC, a wholly owned subsidiary of Aspirity Energy and a second tier subsidiary of the Company
AEMS	Aspirity Energy Mid-States LLC, a wholly owned subsidiary of Aspirity Energy and a second tier subsidiary of the Company
AESO	Alberta Electric System Operator, a statutory corporation of the Province of Alberta, is an ISO serving the Alberta Interconnected Electric System
AES	Aspirity Energy South LLC, a wholly owned subsidiary of Aspirity Energy and a second tier subsidiary of the Company
Angell	Angell Energy, LLC, a Texas limited liability company that purchased TCP and SUM from the Company on June 1, 2015
AOCI	Accumulated other comprehensive income
Apollo	Apollo Energy Services, LLC, a wholly-owned subsidiary of Enterprises and a second tier subsidiary of the Company
ASC	Accounting Standards Codification
Aspirity or the Company	Aspirity Holdings LLC and subsidiaries, formerly known as Twin Cities Power Holdings, LLC or “TCPH”
Aspirity Energy	Aspirity Energy LLC, a wholly owned subsidiary of the Company
Aspirity Financial	Aspirity Financial LLC, a wholly owned subsidiary of the Company
ASU	Accounting Standards Update
BLS	Bureau of Labor Statistics, an agency within the U.S. Department of Labor
Btu; therm; MMBtu	A “Btu” or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A “therm” is 100,000 Btu and a “MMBtu” is 1,000,000 Btu.
C$	Canadian dollars
CEF	Cygnus Energy Futures, LLC, a wholly-owned subsidiary of CP and a third tier subsidiary of the Company
CFTC	Commodity Futures Trading Commission, an independent agency of the United States government that regulates futures and option markets
CME	CME Group Inc. operates the CME (Chicago Mercantile Exchange), CBOT (Chicago Board of Trade), NYMEX (New York Mercantile Exchange), and COMEX (Commodities Exchange) derivatives exchanges and also offers certain cleared OTC products and services

Abbreviation or acronym	Definition
CoV	Abbreviates the coefficient of variation, a simple measure of volatility useful for comparing two or more data series; equal to the standard deviation divided by the mean
CP	Cygnus Partners, LLC, a wholly-owned subsidiary of Enterprises and second tier subsidiary of the Company
CP&U	Community Power & Utility, LLC, an electricity retailer acquired by TCP on June 29, 2012
CSE	Comparison shopping engine, a web site that compares prices for specific products. While most comparison shopping engines do not offer the products or services themselves, some may earn commissions when users follow the links in the search results and make a purchase from an online vendor
CTG	Chesapeake Trading Group, LLC, a wholly-owned subsidiary of Enterprises and a second tier subsidiary of the Company
Cyclone	Cyclone Partners, LLC, a wholly-owned subsidiary of Enterprises and a second tier subsidiary of the Company
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

DOE	U.S. Department of Energy
EDC; LDC	Electric distribution company; may also be known as a local distribution company
EIA	Energy Information Administration, an independent agency within DOE
ERCOT	Electric Reliability Council of Texas, an ISO managing 85% of the electric Load of Texas and subject to oversight by the Public Utility Commission of Texas and the Texas Legislature but not FERC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission, an independent regulatory agency within DOE

Abbreviation or acronym	Definition
Form S-1	The Company’s Registration Statement on Form S-1, declared effective by the SEC on May 10, 2012 (the “Old S-1”) with respect to the Company’s Notes Offering, as replaced by its new registration statement, declared effective by the SEC on November 13, 2015 (the “New S-1”)
FTR	Financial Transmission Rights are financial instruments traded in certain ISOs and RTOs that entitle their holders to receive or pay charges based on congestion price differences in the day-ahead energy market across specific transmission paths. The value of an FTR reflects the difference in congestion prices rather than the difference in locational marginal prices, which includes energy, congestion, and marginal losses. FTRs are specified between any two pricing nodes on the system, including hubs, control zones, aggregates, generator buses, load buses and interface pricing points. FTRs are generally available in increments of 0.1 MW and for periods ranging from 1 month to multiple years. The value of an FTR can be positive or negative depending on the sink minus source congestion price difference, with a negative differences resulting in liability for the holder.
GAAP	Generally accepted accounting principles in the United States
ICE	InterContinental Exchange Group, Inc. operates a network of 17 regulated exchanges and 6 clearinghouses for financial and commodity markets in the U.S., Canada, Europe, and Asia. In November 2013, ICE completed the acquisition of NYSE Euronext.
INC and DEC	An increment offer or “INC” is an offer in the day-ahead market to sell energy at a specified source bus. An INC will clear if the LMP at the bus equals or exceeds the offer price. A decrement bid or “DEC” is a bid in the day-ahead market to purchase energy at a specified sink bus. A DEC will clear if the LMP at the bus does not exceed the bid price.
ISO; RTO	Independent System Operator, a non-profit organization formed at the direction or recommendation of FERC that coordinates, controls, and monitors the operation of a bulk electric power system, usually within a single U.S. state, but sometimes encompassing multiple states. A Regional Transmission Organization (“RTO”) typically performs the same functions as an ISO, but covers a larger area. ISOs and RTOs may also operate centrally cleared wholesale markets for electric power quoted on both a “real-time” and “day ahead” basis.
ISO-NE	ISO New England Inc., an RTO serving Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
Enterprises	Krieger Enterprises, LLC, a wholly owned subsidiary of the Company

Abbreviation or acronym	Definition
LMP	One of the unique aspects of ISO electricity markets is the availability of “locational marginal prices” (“LMPs”). The theoretical price of electricity at each node on the network is calculated based on the assumptions that: (1) one additional megawatt-hour of energy is demanded at the node in question; and (2) the marginal cost to the system that would result from the re-dispatch of available generating units to serve such load can establish the production cost of the additional energy. LMPs are typically quoted on a “real-time” and “day-ahead” basis. In the real-time market, prices at specific nodes are updated every 5 minutes based on current and targeted supply and demand. Day-ahead prices are for power to be delivered at a specified hour and transmission point during the next day. LMPs vary by time and location due to physical system limitations, congestion, and loss factors; however, in an unconstrained system with no losses, all LMPs would be equal. This means that LMPs can be conceptually separated into three components - an energy price, a congestion component, and a loss component.
MCA	The Company’s Member Control Agreement, as amended
MEF	Minotaur Energy Futures, LLC, a wholly-owned subsidiary of TCP and a second-tier subsidiary of TCPH
MISO	Midcontinent Independent System Operator, Inc., (formerly the Midwest Independent Transmission System Operator, Inc.), an RTO serving all or part of Arkansas, Illinois, Indiana, Iowa, Louisiana, Manitoba, Michigan, Minnesota, Mississippi, Missouri, Montana, North Dakota, South Dakota, Texas, and Wisconsin
MCF	One thousand cubic feet, a common unit of price measure for natural gas. In 2010, one MCF of natural gas had a heat content of 1,025 Btu.
NERC	North American Electric Reliability Corporation, a non-profit corporation formed on March 28, 2006 as the successor to the National Electric Reliability Council, also known as NERC, formed in 1968. NERC is the designated Electric Reliability Organization (“ERO”) for the U.S. and operates under the auspices of FERC.
NGX	Natural Gas Exchange Inc., headquartered in Calgary, Alberta provides electronic trading, central counterparty clearing, and data services to the North American natural gas and electricity markets. NGX is wholly owned by TMX Group Inc. which collectively manages all aspects of Canada’s senior and junior equity markets.
NOAA	National Oceanic and Atmospheric Administration, an agency of the U.S. Department of Commerce
Noble	Noble Conservation Solutions, Inc., a Minnesota corporation. On September 1, 2015, Enterprises purchased 60% of the outstanding shares of Noble.
Notes	The Company’s Renewable Unsecured Subordinated Notes issued pursuant to its ongoing Notes Offering
Notes Offering	The direct public offering the Company’s Notes

Abbreviation or acronym	Definition
NRSRO	A SEC-recognized Nationally Recognized Statistical Rating Organization; The major NRSROs that rate utilities are Standard & Poor’s Financial Services LLC (“S&P”), Moody’s Investor Services, Inc. (“Moody’s”), and Fitch Ratings Inc. (“Fitch”)
NYISO	New York Independent System Operator, an ISO serving New York state
OTC	Over-the-counter
PJM	PJM Interconnection, a RTO serving all or part of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, and the District of Columbia.
POR; non-POR	All states with restructured retail markets have implemented laws and regulations with respect to permitted billing, credit, and collections practices. Some of these states require an EDC billing customers in their service territory on behalf of suppliers operating there to purchase the receivables generated as a result of energy sales, generally at a modest discount to reflect bad debt experience. These states are known as “purchase of receivables” or “POR” jurisdictions while those without this provision are known as “non-POR” areas.
PURPA	Public Utilities Regulatory Policy Act of 1978
RECs	Renewable energy certificates represent the property rights to the environmental, social, and other non-power qualities of renewable electricity generation and can be sold separately from the underlying physical electricity.
REH	Retail Energy Holdings, LLC, a wholly-owned subsidiary of Enterprises and a second tier subsidiary of the Company
SEC	U.S. Securities and Exchange Commission, an independent agency of the United States government with primary responsibility for enforcing federal securities laws and regulating the securities industry and stock exchanges
SUM	Summit Energy, LLC, a wholly-owned subsidiary of TCP
TCE	Twin Cities Energy, LLC, an inactive, wholly-owned subsidiary of Enterprises
TCP	Twin Cities Power, LLC
TCPC	Twin Cities Power – Canada, Ltd., an inactive, wholly-owned subsidiary of TCE
TSE	Town Square Energy, initially, an accounting division of TCP resulting from the acquisition of the business and assets of CP&U. Effective June 1, 2013, TSE became a wholly-owned subsidiary of the Company and on October 25, 2013, it became a wholly owned subsidiary of REH
TSEC	Town Square Energy Canada, Ltd, a wholly-owned subsidiary of REH
TSEE	Town Square Energy East, LLC, a wholly-owned subsidiary of REH, formerly known as Discount Energy Group, LLC or “DEG”

Abbreviation or acronym	Definition
UTC	In an up-to-congestion or “UTC” transaction, a day-ahead market participant offers to inject energy at a specified source and simultaneously withdraw the same quantity at a specific sink at a maximum bid price difference between the two locations. The transaction will clear if the price differential between sink and source does not exceed the bid price.
VaR	Value-at-Risk is a measure of the risk of loss on a specific portfolio of financial assets. For a given portfolio, probability, and time horizon, VaR is the value at which the probability that a mark-to-market loss over the given time horizon exceeds the calculated value, assuming normal markets and no trading. For example, if a portfolio has a one-day, 5% VaR of $1 million, there is a 5% probability that the portfolio will fall in value by more than $1 million over a one-day period.
Watt (W); Watt-hour (Wh)	Although in everyday usage, the terms “energy” and “power” are essentially synonyms, scientists, engineers, and the energy business distinguish between them. Technically, energy is the ability to do work, or move a mass a particular distance by the application of force while power is the rate at which energy is generated or consumed.

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

Part I – Financial Information

Item 1 - Financial Statements (Unaudited)

Aspirity Holdings LLC and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014
	Unaudited	Unaudited
Assets
Current assets
Cash - unrestricted	$2,346,124	$2,397,300
Cash in trading accounts	8,921,474	21,099,652
Accounts receivable, net	6,210,753	2,394,246
Costs and estimated earnings in excess of billings on uncompleted contracts	27,034	–
Marketable securities	389,974	311,586
Notes receivable, net of deferred gain	760,504	–
Prepaid expenses and other current assets	327,256	416,419
Total current assets	18,983,119	26,619,203

Property, equipment, and furniture, net	1,144,578	762,529

Other assets
Intangible assets, net	469,261	269,149
Deferred financing costs, net	380,142	241,744
Cash - restricted	1,319,371	1,319,371
Real estate held for development	2,387,079	953,462
Notes receivable, net of deferred gain	2,545,412	–
Investment in convertible note	1,718,631	1,604,879
Goodwill	1,555,277	–
Other assets	19,431	–
Total assets	$30,522,301	$31,770,337

Liabilities and Members' (Deficit) Equity

Current liabilities
Current portions of debt
Revolver	$2,976,515	$1,105,259
Senior notes	1,213,991	312,068
Renewable unsecured subordinated notes	9,422,406	7,234,559
Accounts payable - trade	4,245,272	1,544,103
Accrued expenses	1,752,086	681,995
Billings in excess of costs and estimated earnings on uncompleted contracts	466,500	–
Accrued compensation	936,090	3,601,282
Accrued interest	1,315,473	849,913
Obligations under settlement agreement	–	582,565
Total current liabilities	22,328,333	15,911,744

Long-term liabilities
Senior notes	248,376	217,451
Renewable unsecured subordinated notes	13,257,693	10,418,569
Obligations under settlement agreement	–	2,524,448
Total long term liabilities	13,506,069	13,160,468
Total liabilities	35,834,402	29,072,212

Commitments and contingencies

Members' (deficit) equity
Series A preferred equity	2,745,000	2,745,000
Common equity	(9,023,671)	(193,624)
Accumulated other comprehensive income	443,854	146,749
Non-controlling interest	522,716	–
Total members' (deficit) equity	(5,312,101)	2,698,125
Total liabilities and members' (deficit) equity	$30,522,301	$31,770,337

See notes to consolidated financial statements.

Aspirity Holdings LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

Three and Nine Months ended September 30, 2015 and 2014

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Wholesale trading, net	$1,309,120	$1,414,252	$13,081,327	$32,740,637
Retail energy services	10,122,398	2,988,460	23,566,115	8,115,008
Real estate sales	351,725	–	351,725	–
Management services	375,000	–	500,000	–
Construction services	714,506	–	714,506	–
	12,872,749	4,402,712	38,213,673	40,855,645

Costs and expenses
Cost of retail electricity sold	8,031,489	2,629,531	20,350,365	8,896,838
Cost of real estate sold	297,482	–	297,482	–
Cost of construction services	620,426	–	620,426	–
Retail energy sales and marketing	420,821	40,622	1,023,728	192,017
Compensation and benefits	1,965,855	1,555,862	11,195,996	15,849,013
Professional fees	818,259	988,698	2,134,759	2,116,884
Other general and administrative	1,109,748	3,450,572	3,420,466	5,118,443
Trading tools and subscriptions	343,360	375,705	1,024,621	1,005,126
	13,607,440	9,040,990	40,067,843	33,178,321
Operating income (loss)	(734,691)	(4,638,278)	(1,854,170)	7,677,324

Other income (expense)
Interest expense	(1,009,141)	(604,063)	(2,677,700)	(1,586,340)
Interest income	318,903	47,899	538,802	100,433
Gain on sale of subsidiary	671,588	–	671,588	–
Gain (loss) on foreign currency exchange	(84,243)	(141,648)	416,866	(402,497)
Realized gain (loss) on sale of marketable securities	(14,861)	62,707	(12,945)	65,655
Other income	88,929	2,690	170,915	6,010
	(28,825)	(632,415)	(892,474)	(1,816,739)
Net income (loss)	(763,516)	(5,270,693)	(2,746,644)	5,860,585
Preferred distributions	(137,268)	(137,268)	(411,804)	(411,804)
Net loss attributable to non-controlling interest	60,617	–	60,617	–
Net income (loss) attributable to common	(840,167)	(5,407,961)	(3,097,831)	5,448,781

Comprehensive income (loss)
Net income (loss)	(763,516)	(5,270,693)	(2,746,644)	5,860,585
Foreign currency translation adjustment	24,190	141,730	(387,649)	359,858
Change in fair value of cash flow hedges	871,065	320,739	849,328	78,323
Unrealized loss on securities	(171,357)	(63,903)	(164,574)	(5,767)
Comprehensive income (loss)	$(39,618)	$(4,872,127)	$(2,449,539)	$6,292,999
Comprehensive loss attributable to non-controlling interest	60,617	–	60,617	–
Comprehensive income (loss) attributable to members	$20,999	$(4,872,127)	$(2,388,922)	$6,292,999

See notes to consolidated financial statements.

Aspirity Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

	Nine Months
	Ended September 30,
	2015	2014
	Unaudited	Unaudited
Cash flows from operating activities
Net income (loss)	$(2,746,644)	$5,860,585
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of subsidiary	(671,588)	–
Loss on settlement agreement	–	3,605,824
Depreciation and amortization	536,120	645,463
(Gain) loss on sale of marketable securities	12,945	(65,655)
(Increase) decrease in:
Trading accounts and deposits	7,159,093	(9,084,679)
Accounts receivable - trade	(2,065,539)	(1,244,420)
Costs in excess of billings	124,617	–
Note receivable	(676,546)	–
Prepaid expenses and other assets	88,769	(156,204)
Increase (decrease) in:
Accounts payable - trade	1,243,733	624,086
Accrued expenses	1,060,740	(328,158)
Billings in excess of costs	(310,845)	–
Accrued compensation	(3,633,991)	545,365
Accrued interest	463,482	331,039
Obligations under settlement agreement	(194,188)	–
Net cash provided by operating activities	390,158	733,246

Cash flows from investing activities
Repayment of note receivable	–	140,964
Purchase of marketable securities	(2,793,871)	(913,534)
Sale of marketable securities	2,537,965	1,229,426
Purchase of convertible notes	(113,752)	(1,566,545)
Purchase of property, equipment and furniture	(373,996)	(178,210)
Proceeds from sale of real estate held for development	130,965	–
Increase in cost of real estate held for development	(480,908)	(88,009)
Increase in restricted cash	–	(999,183)
Payments on obligations under non-competition agreement	–	(187,501)
Acquisition of Discount Energy Group, LLC	–	(680,017)
Acquisition of Noble Conservation Solutions, Inc., net of cash acquired	68,495	–
Net cash used in investing activities	(1,025,102)	(3,242,609)

Cash flows from financing activities
Deferred financing costs	(300,792)	–
Proceeds from line of credit	–	700,000
Repayments of line of credit	(725)	(700,000)
Repayments of senior notes	(216,150)	(201,705)
Proceeds from revolvers	22,552,000	–
Repayments of revolvers	(20,993,622)	–
Issuances of renewable unsecured subordinated notes	7,806,195	6,899,777
Redemptions of renewable unsecured subordinated notes	(2,779,224)	(762,817)
Distributions - preferred	(411,804)	(411,804)
Distributions - common	(5,732,215)	(3,626,730)
Net cash provided by (used in) financing activities	(76,337)	1,896,721

Net decrease in cash	(711,281)	(612,642)

Effect of exchange rate changes on cash	660,105	359,858

Cash - unrestricted
Beginning of period	2,397,300	3,190,495
End of period	$2,346,124	$2,937,711

See notes to consolidated financial statements.

Aspirity Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2015 and 2014

	Nine Months
	Ended September 30,
	2015	2014
	Unaudited	Unaudited
Non-cash investing and financing activities:
Effective portion of cash flow hedges	$(14,080)	$434,937
Unrealized (loss) on marketable securities	$(153,458)	$–
Note receivable from sale of subsidiary, gross	$14,186,727	$–
Less: deferred gain on sale	(11,371,573)	–
Note receivable from sale of subsidiary, net	$2,815,154	$–
Land held for development obtained via foreclosure on mortgage loan	$–	$353,504
Acquisition of land held for development via assignment and assumption agreement	$1,083,675	$–
Acquisition of property, plant, and equipment via mortgage loan	$–	$228,000

Supplemental disclosures of cash flow information:
Cash payments for interest	$2,212,140	$1,255,301
Capitalized interest related to land held for development	$41,252	$–

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

Through its subsidiaries, the Company trades electricity in North American wholesale markets, provides electricity supply services to retail customers in certain states that permit retail choice, and engages in certain investment activities. Consequently, we have three major business segments used to measure our activity – wholesale trading, retail energy services, and diversified investments.

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

New first- and second-tier subsidiaries were created to facilitate the process. The new first-tier subsidiaries consisted of Aspirity Energy LLC (“Aspirity Energy”), Aspirity Financial LLC (“Aspirity Financial”), and Krieger Enterprises, LLC (“Enterprises”). The new second-tier entities, subsidiaries of Aspirity Energy, were formed to conduct business in the various areas of the U.S. that benefit from active wholesale and restructured retail electricity markets - Aspirity Energy Northeast LLC (“AENE”), Aspirity Energy Mid-States LLC (“AEMS”), and Aspirity Energy South LLC (“AES”). Aspirity Financial was formed to provide energy-related financial services to companies and households. Enterprises was formed to accept the contribution of the Legacy Businesses as defined below.

On June 1, 2015, the Company closed on the sale of TCP and SUM to Angell Energy, LLC, a Texas limited liability company (“Angell”). Pursuant to an Equity Interest Purchase Agreement (“Purchase Agreement”), the Company sold 100% of the outstanding equity interests of TCP (which included the equity of SUM) to Angell for a purchase price of $20,740,729, paid with $500,000 cash and a secured promissory note of $20,240,729 bearing interest at an annual rate of 6.00% and payable in 12 quarterly installments of $1,855,670 each. The Company and Angell also entered into a security and guarantee agreement and Apollo and Angell entered into software license and administrative services agreements. In selling TCP, the Company partially accomplished its goal of substantially reducing its regulatory exposure and earnings volatility.

After closing, Angell decided that it no longer desired to sublease the Lakeville office of TCP nor employ the associated personnel. Angell offered the Company the opportunity to cancel the sublease and to re-employ such personnel in exchange for a reduction of the purchase price. Consequently, an amendment to the Purchase Agreement, effective September 2, 2015, was executed. The amendment reduced the purchase price to $15,000,000 and the note balance to $15,024,573. See also “Note 2 - Summary of Significant Accounting Policies – Variable Interest Entities” and “Note 8 – Notes Receivable”.

Effective July 1, 2015, the Company completed an internal reorganization that effected the separation of the Company’s wholesale energy trading, real estate investments, investments in private companies, legacy retail energy business, and certain other assets and obligations (collectively, the “Legacy Businesses”) from its new Aspirity subsidiaries.

Specifically, the internal reorganization consisted of the following actions:

•	The Company contributed the following assets to Enterprises:
o	100% of the outstanding equity interests of each of Apollo, CTG, Cygnus, and Cyclone;
o	100% of the financial rights associated with the equity of REH, with the governance rights to be contributed upon receipt of approval of the transfer from FERC;
o	100% of the outstanding equity interests of the following wholly-owned non-operating or inactive subsidiaries:
▪	Athena Energy Futures LLC;
▪	Minotaur Energy Futures LLC;
▪	Twin Cities Energy LLC and its subsidiary Twin Cities Power-Canada, Ltd.;
▪	TC Energy Trading, LLC;
▪	Twin Cities Power Services, LLC; and
▪	Vision Consulting, LLC; and
o	Certain other assets and obligations held or owned directly by the Company but not related to the planned operations of the Company following the restructuring, including:
▪	The Angell note;
▪	The Series C Convertible Promissory Notes of Ultra Green Packaging, Inc.;
▪	The Company’s investments in certain real estate projects; and
▪	The restricted cash pledged to a Canadian court in connection with the Company’s ex-employee litigation; and

•	Aspirity Financial lent Enterprises an aggregate principal amount of $22,206,113 with a weighted average interest rate of 14.08% and a maturity date of December 30, 2019 (the “Term Loan”). Although initially an intercompany relationship, and eliminated in consolidation, the loan agreement between the parties is constructed on an arm’s length basis, contains customary protective provisions for the lender, including certain guarantees, collateral, and covenants, and ensures that the cash flows generated by the Legacy Businesses may continue to be used to pay the interest and principal on the Company’s outstanding Renewable Unsecured Subordinated Notes (the “Notes”).

The last major step in the restructuring is the “Distribution” of 100% of the equity interests of Enterprises to the Company’s common equity owners, thus completing the legal separation of the Legacy Businesses from the Aspirity companies.

Declaration and execution of the Distribution is subject to two major conditions precedent:

•	Receipt of approval of the holders of a majority by principal amount of the Company’s outstanding Notes. This condition was satisfied on June 26, 2015.
•	Declaration of effectiveness of the Company’s new Registration Statement on Form S-1 regarding the sale of up to $75 million of Notes, filed May 8, 2015 (the “New Registration Statement”). This condition was satisfied on November 12, 2015. See “Note 21 - Subsequent Events”.

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

Effective September 1, 2015, Enterprises, a wholly-owned first-tier subsidiary of the Company, purchased 60% of the issued and outstanding shares of Noble Conservation Solutions, Inc., a Minnesota corporation (“Noble”) from its shareholders for an aggregate purchase price of $875,002. Noble provides construction and consulting services related to improving the energy efficiency of businesses and homeowners. Consequently, after the acquisition date, the Company’s consolidated financial statements include the financial position and results of operations of Noble.

2.	Summary of Significant Accounting Policies

A description of our significant accounting policies is included in the 2014 Form 10-K and our interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in that report.

Results for the three and nine month periods ended September 30, 2015 are not indicative of the results expected for the year ending December 31, 2015.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in the FASB’s ASC 810 Consolidation (“ASC 810”). In determining whether we have a controlling interest in an affiliate and the requirement to consolidate the accounts of an entity, management considers factors such as our ownership interest, our authority to make decisions and contractual and substantive participating rights of the limited partners and shareholders, as well as whether the entity is a variable interest entity (“VIE”) for which we have both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries as well as Noble Conservation Solutions, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Variable Interest Entities

The Company follows ASC 810-10-15 guidance with respect to accounting for VIEs. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. Variable interests are contractual, ownership, or other pecuniary interests that change with changes in the fair value of the entity’s net assets. A party is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides the party with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances.

At September 30, 2015, an assessment of the relationship between the Company and Angell was performed as a result of the sale of TCP on June 1, 2015. See “Note 1 - Basis of Presentation and Description of Business - Businesses – The Restructuring”. The Company estimates that total assets of Angell immediately after closing were substantially equal to the purchase price. Angell is a VIE since the equity at risk is small compared to the sale price. Further, the Company held a variable interest in the form of the Angell note as adjusted and paid down in the amount of $14,186,727. The receivable amount carried on the Company’s books net of the deferred gain of $11,371,573 is $2,815,154. The Angell note represents the Company’s maximum loss in the VIE. However, the Company has no power to direct any of the activities of Angell, therefore it does not have a controlling financial interest, thus it is not considered a primary beneficiary, and consequently, as of September 30, 2015, the Company did not consolidate Angell. The Company does not provide, nor does it intend to provide, any other financial support to Angell.

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less at the time of purchase. As of September 30, 2015 and December 31, 2014, the Company had no cash equivalents included in its cash balances.

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

Revenue from construction services is accounted for using the percentage of completion method on long term contracts. A long term contract is any contract that spans a period-end and is measured on the basis of costs incurred to date to total estimated costs to complete the contract. The cost-to-complete method is used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost to complete method. The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to costs to complete long term contracts. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Contract costs include all direct material and labor costs and certain indirect costs related to contract performance such as indirect labor, supplies, tools, and repairs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

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

Balance sheet accounts are translated at exchange rates in effect at the end of the month and income statement accounts are translated at average monthly exchange rates for the period. Foreign currency transactions result in gains and losses due to the increase or decrease in exchange rates between periods. Translation gains and losses are included as a separate component of equity. Gains and losses from foreign currency transactions are included in other income or expense. Foreign currency transactions resulted in gains of $24,190 for the three months period ended September 30, 2015 and a loss of $141,730 for the three months period ended September 30, 2014. During the nine months period ended September 30, 2015 and 2014, the Company realized foreign currency losses of $387,649 and $402,497, respectively.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of deposits in trading accounts and accounts receivable. The Company has a risk policy that includes value-at-risk calculations, position limits, stop loss limits, stress testing, system controls, position monitoring, liquidity guidelines, and compliance training.

At any given time, there may be a concentration of receivables balances with one or more of the exchanges upon which we transact our wholesale business or, in the case of retail, one or more of the utilities operating in purchase-of-receivables states in which we do business.

Fair Value

The fair values of the Company’s cash, accounts receivable, note receivable, accounts payable, and revolver were considered to approximate their carrying values at September 30, 2015 and December 31, 2014 due to the short-term nature of the accounts.

Management believes the carrying values of the Notes reasonably approximate their fair values at September 30, 2015 and December 31, 2014 due to the relatively new age of these particular instruments.

See also “Note 10 – Fair Value Measurements”.

Accounts Receivable

Receivables are reported at the amount management expects to collect from outstanding balances. Differences between amounts due and expected collections are reported in the results of operations for the period in which those differences are determined. Receivables are written off only after collection efforts have failed, and the Company typically does not charge interest on past due accounts. As of September 30, 2015 and December 31, 2014 there was an allowance for doubtful accounts of $2,500 and zero, respectively. The allowance at September 30, 2015 related to construction services provided.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations (“ASC 805”), which requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition at fair value at the transaction date. The excess of the cost of the acquisition over the interest in the fair value of the identifiable net assets acquired is recorded as goodwill. In addition, transaction costs are expensed as incurred. See “Note 3 - Acquisitions,” “Note 11 - Intangible Assets” and “Note 12 - Goodwill”.

Non-Controlling Interest

Interests in the operating cooperation held by shareholders are represented by the number of shares owned. The operating cooperation’s income is allocated to holders of stock based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the shareholder agreement.

Goodwill

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

Profits Interests

Specific second-tier subsidiaries of the Company have Class B members. Under the terms of the subsidiaries’ member control agreements, Class B members have no voting rights, are not required to contribute capital, and have no rights to distributions following termination of employment, but are entitled to a defined share of profits while employed. Since Class B members have no corporate governance rights or risk of capital loss (or gain), they do not own non-controlling equity interests. Profits interests payments are recorded as compensation expense during the period earned and are classified as accrued compensation on the balance sheet.

During the three and nine months ended September 30, 2015 and 2014, the Company included $65,627, $143,421, $2,338,939, and $5,566,883, respectively, in compensation and benefits representing the allocation of profits interests to Class B members.

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

Noble is a Minnesota corporation; thus the Company has elected to use the taxes payable method. Under that method, income tax expense represents the amount of income tax Noble expects to pay based on the entity’s current year taxable income.

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

New Accounting Pronouncements

In April 2015, FASB issued a proposal for a one-year deferral of the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Originally, in May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will eliminate all industry-specific guidance and replace all current U.S. GAAP guidance on the topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company was originally required to adopt the standard on January 1, 2017. Subsequently, the FASB proposed a one-year deferral of the effective date for this standard and the deferral was adopted in August 2015. The Company is now required to adopt the standard on January 1, 2018. Early application is not permitted. The update may be applied using one of two methods, either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. We are currently assessing the impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). This amends ASC 810 to improve targeted areas of consolidation guidance by simplifying the requirements of consolidation and placing more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for the annual period ending after December 15, 2015, and subsequent interim and annual periods with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.

3.	Acquisitions

Acquisitions are recorded based upon preliminary allocations of the purchase price to management’s assessment of the fair value of tangible and intangible assets and any assumed liabilities acquired. The process of allocating costs to its components involves a considerable amount of subjective judgments, to be made by management, and preliminary estimates of fair values of assets and liabilities acquired are subject to adjustment as additional information is obtained and finalized by management, up to one year after the date of acquisition. Enterprises will finalize the amounts recognized as information necessary to complete the analysis is obtained. Amounts for certain tangible and intangible assets and liabilities remain subject to change. These estimates were based on assumptions the Company believes to be reasonable, however, actual results may differ from these estimates.

On August 7, 2015, Enterprises lent Noble $400,000 as bridge financing until the parties completed the negotiation of definitive agreements regarding an equity investment. The note bore interest at a rate of 6% per annum and matured on September 1, 2015. In conjunction with its purchase of Noble, Enterprises committed to lend Noble up to $1,000,000 in the form of a revolving note, which included the $400,000 bridge loan. Any amounts outstanding under the revolver may be repaid at any time without penalty and Noble may borrow available funds from Enterprises upon ten business days’ notice. The note bears interest at a rate of 7.00% per annum, payable quarterly, and matures on August 31, 2020. The revolver is secured by a second position lien on, and security interest in, Noble’s assets. Accrued interest as of September 30, 2015 was $5,753. Amounts owed under the facility are eliminated upon consolidation.

Effective September 1, 2015, Enterprises purchased 60% of the issued and outstanding shares of Noble from its shareholders. The consideration for the shares was $875,002 in cash. The Company recognized approximately $714,500 in revenue and $151,500 of a net loss before interest, depreciation, and amortization expense from this entity since the acquisition.

The consideration for the acquisition of Noble as of the acquisition date consisted of the following:

Tangible assets:
Cash - unrestricted	$943,496
Accounts receivable	1,750,969
Costs and estimated earnings in excess of billings on uncompleted contracts	151,651
Property, equipment and furniture, net	285,828
Other assets	19,980
Total tangible assets	3,151,924

Intangible assets:
Contract backlog	425,000
Goodwill	1,555,277
Total assets	$5,132,201

Liabilities assumed:
Revolver	$313,603
Accounts payable	1,457,436
Accrued expenses	1,638
Billings in excess of costs and estimated earnings on uncompleted contracts	777,345
Accrued compensation	56,441
Accrued interest	2,078
Note payable	1,065,323
Total liabilities	3,673,864

Noncontrolling interest	583,335
Total equity and liabilities	$4,257,199
Net assets acquired	$875,002

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisitions occurred at January 1, 2014, the beginning of the earliest period presented. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisitions been completed on the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not attempt to project the future financial position or operating results of the Company after completion of the acquisition.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	$14,311,276	$4,915,967	$42,288,104	$42,373,600
Net income (loss)	$(1,307,232)	$(5,531,029)	$(3,690,451)	$4,886,131
Net income (loss) attributable to Aspirity Holdings, LLC	$(900,784)	$(5,407,961)	$(3,158,448)	$5,448,781

4.	Cash

The Company deposits its unrestricted cash in financial institutions. Balances, at times, may exceed federally insured limits.

Restricted cash at September 30, 2015 and December 31, 2014 was $1,319,371. All restricted cash was posted as security in connection with certain litigation in the Canadian courts. See “Note 19 - Commitments and Contingencies”.

Cash held in trading accounts may be unavailable at times for immediate withdrawal depending upon trading activity. Cash needed to meet credit requirements for outstanding trades and that was available for immediate withdrawal as of September 30, 2015 and December 31, 2014 was as follows:

	September 30,	December 31,
	2015	2014
Credit requirement	$2,622,874	$6,113,160
Available credit	6,298,600	14,986,492
Cash in trading accounts	$8,921,474	$21,099,652

5.	Accounting for Derivatives and Hedging Activities

The following table lists the fair values of the Company’s derivative assets and liabilities as of September 30, 2015 and December 31, 2014:

	Fair Value
	Asset Derivatives	Liability Derivatives
At September 30, 2015
Designated as cash flow hedges:
Energy commodity contracts	$–	$(14,080)

Not designated as hedging instruments:
Energy commodity contracts	941,240	(980,959)
Total derivative instruments	941,240	(995,039)
Cash deposits in collateral accounts	8,975,273	–
Cash in trading accounts, net	$9,916,513	$(995,039)

At December 31, 2014
Designated as cash flow hedges:
Energy commodity contracts	$15,732	$(879,140)

Not designated as hedging instruments:
Energy commodity contracts	2,350,662	(2,556,862)
FTRs	1,435,819	–
Total derivative instruments	3,802,213	(3,436,002)
Cash deposits in collateral accounts	20,733,441	–
Cash in trading accounts, net	$24,535,654	$(3,436,002)

For the three months ended September 30, 2015, the Company hedged the cost of 58,080 MWh via designated derivatives or 48.14% of the 120,649 MWh of electricity sold to its retail customers in such period.

For the nine months ended September 30, 2015, the Company hedged the cost of 92,355 MWh via designated derivatives or 34.36% of the 268,796 MWh of electricity sold to its retail customers in such period.

During the three and nine month periods ended September 30, 2015, in addition to derivatives, REH also entered into fixed price electricity purchase contracts with certain wholesale suppliers to lock in margins.

As of September 30, 2015, we had designated futures contracts for 352 MWh for delivery in the remainder of 2015 as cash flow hedges of expected electricity purchases for customers receiving service from us as of that date. $14,080 of the net loss on the 2015 contracts was deferred and included in accumulated other comprehensive income (“AOCI”). This amount is expected to be reclassified to cost of retail electricity sold by December 31, 2015.

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

The following table summarizes the amount of gain or loss recognized in AOCI or earnings for derivatives designated as cash flow hedges for the periods indicated:

	Gain (Loss) Recognized in AOCI	Income Statement Classification	Gain (Loss) Reclassified from AOCI
Three Months Ended September 30, 2015
Cash flow hedges	$72,148	Cost of retail electricity sold	$(798,917)

Nine Months Ended September 30, 2015
Cash flow hedges	$(860,592)	Cost of retail electricity sold	$(1,709,920)

Year Ended December 31, 2014
Cash flow hedges	$(1,128,514)	Cost of retail electricity sold	$91,508

The following table provides details with respect to changes in AOCI as presented in our consolidated balance sheets, including those relating to our designated cash flow hedges, for the three and nine month periods from ended September 30, 2015:

	Foreign Currency	Cash Flow Hedges	Available for Sale Securities	Total

Three Months ended September 30, 2015
Balance - June 30, 2015	$587,202	$(885,145)	$17,899	$(280,044)
Other comprehensive income (loss) before reclassifications	24,190	72,148	(171,357)	(75,019)
Amounts reclassified from AOCI	–	798,917	–	798,917
Net current period other comprehensive income (loss)	24,190	871,065	(171,357)	723,898

Balance - September 30, 2015	$611,392	$(14,080)	$(153,458)	$443,854

Nine Months ended September 30, 2015
Balance - December 31, 2014	$999,041	$(863,408)	$11,116	$146,749
Other comprehensive income (loss) before reclassifications	(387,649)	(860,592)	(164,574)	(1,412,815)
Amounts reclassified from AOCI	–	1,709,920	–	1,709,920
Net current period other comprehensive income (loss)	(387,649)	849,328	(164,574)	297,105

Balance - September 30, 2015	$611,392	$(14,080)	$(153,458)	$443,854

6.	Accounts Receivable

Accounts receivable consists of receivables from our wholesale trading, retail, and diversified investment segments. Receivables due to wholesale trading activity represent net settlement amounts due from a market operator or an exchange while those from other business lines include amounts resulting from sales to end-use customers.

	September 30,	December 31,
	2015	2014
Wholesale trading	$42,099	$515,999
Retail energy services - billed	3,553,373	1,158,019
Retail energy services - unbilled	1,023,000	720,228
Diversified investments	37,382	–
Construction services	1,557,399	–
Allowance for doubtful accounts	(2,500)	–
Accounts receivable - trade, net	$6,210,753	$2,394,246

As of September 30, 2015, there was one account in the retail energy service segment with a balance greater than 10% of the total and representing 45% of all receivables.

As of December 31, 2014, there were two individual accounts with receivable balances greater than 10%; one in the wholesale segment, representing 21% of the total balance and one in the retail energy services segment, representing 44%.

The Company believes that any risk associated with these concentrations is minimal.

7.	Costs and Estimated Earnings on Uncompleted Contracts

The following is a summary of contracts in progress at September 30, 2015:

Costs incurred on uncompleted contracts	$1,899,113
Estimated earnings	629,170
2,528,283
Less: billings to date	(2,967,749)
$(439,466)

Costs and estimated earnings in excess of billings on uncompleted billings	$27,034
Billings in excess of costs and estimated earnings on uncompleted contracts	(466,500)
$(439,466)

As of September 30, 2015, the Company had under contract uncompleted work with bid prices of $3,676,000 and estimated costs to complete these bids of approximately $851,000.

As of September 30, 2015 Noble had total contracts in backlog of $770,000 with an estimated gross profit of $210,000.

8.	Marketable Securities

The following table shows the cost and estimated fair value of available-for-sale securities at September 30, 2015 and December 31, 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2015
U.S. equities	$817,640	$10,977	$(159,394)	$675,077
International equities	68,431	671	(4,361)	64,741
Other Assets	21,361	–	(1,351)	20,009
Money market fund	130,347	–	–	130,347
Margin Loan	(500,201)	–	–	(500,201)
Total	$537,578	$11,648	$(165,106)	$389,974

At December 31, 2014
U.S. equities	$299,836	$11,116	$–	$310,952
Money market fund	634	–	–	634
Total	$300,470	$11,116	$–	$311,586

For the three and nine months ended September 30, 2015 the Company received $0 and $2,793,871, realized a loss of $12,945, and incurred no impairment charges.

For the year ended December 31, 2014, the Company had sales of securities and realized a gain of $65,655, and recognized no impairment charges.

On August 20, 2015 the Company entered into a margin loan with Royal Bank of Canada for the amount of $500,201. This loan is secured by marketable securities. The loan amount is $500,000, with the remaining amount as accrued interest. The annual interest rate is 2.4%.

The following table shows the gross unrealized losses on, and fair value of, securities positions by the length of time such assets were in a continuous loss position as of September 30, 2015 and December 31, 2014:

	Less than Twelve Months
	Unrealized Losses	Fair Value
At September 30, 2015
U.S. equities	$(159,394)	$675,077
International equities	(4,361)	64,741
Other Assets	(1,351)	20,009

At December 31, 2014
International equities	$–	$–

9.	Notes Receivable

On June 1, 2015, the Company closed on the sale of 100% of the outstanding equity interests of TCP to Angell pursuant to an Equity Interest Purchase Agreement (the “Purchase Agreement”) for a purchase price of $20,740,704, paid with $500,000 cash and a secured promissory note of $20,240,704 bearing interest at an annual rate of 6.00% and payable in 12 quarterly installments of $1,855,668 each (the “Angell Note”). The Company and Angell also entered into a Security and Guarantee Agreement and a Sublease for certain space and equipment at the Company’s Lakeville office. Apollo and Angell entered into a Software License for Apollo’s proprietary DataLive™ software and an Administrative Services Agreement. The Company assigned all of its rights and obligations under these agreements to Enterprises.

On September 2, 2015, Enterprises and Angell entered into a First Amendment to the Purchase Agreement (the “Amendment”), pursuant to which Enterprises agreed to cancel the Sublease, re-employ the associated personnel, and reduce the purchase price to $15,000,000. Concurrently, Angell also executed an Amended and Restated Secured Promissory Note in favor of Enterprises which replaced the Angell Note in a principal amount of $15,024,573 (the “Amended Note”). The Amended Note bears interest at rate of 6% per annum, is payable in 16 quarterly installments beginning September 1, 2015 (with the first installment being $1,142,100 and the remaining 15 installments being $1,063,215), and matures on June 1, 2019. The Amended Note is secured by a first priority security interest in the assets of Angell and TCP and is guaranteed pursuant to the Security and Guarantee Agreement made by Angell, TCP, and Michael Angell, individually, in favor of the Company.

The following table summarizes the effect of the sale on the Company’s balance sheet at closing on June 1 and as amended effective September 1, 2015:

	At closing June 1, 2015	As amended September 1, 2015	Change
Cash in trading accounts	$5,740,729	$5,740,729	$–
Property, equipment, and furniture, net	128,935	–	(128,935)
Obligations under settlement agreement	(2,912,825)	(2,912,825)	–
Net assets sold, net of liabilities assumed	$2,956,839	$2,827,904	$(128,935)

Purchase price	$20,740,729	$15,000,000	$(5,740,729)
Deferred gain	(17,783,890)	(12,043,161)	5,740,729
Net assets sold, net of liabilities assumed	$2,956,839	$2,956,839	$5,740,729

ASC 450-30-25-1 and SEC SAB Topic 13.A state, in part, that gains should not be recognized prior to their realization, consequently, the Company has deferred the $11,371,573 of gain associated with the sale and recorded such on the balance sheet as an offset to the note receivable. The deferred gain will be recognized on a pro rata basis as payments on the note are received.

Under the terms of the note, in the event of default, Angell has 45 days to cure. If the default is uncured at the end of such period, the holder may declare all or any part of the note immediately due and payable or exercise any other rights and remedies under the Uniform Commercial Code. Interest on the note is accrued monthly and is added to the note’s principal balance. As of September 30, 2015, interest of $70,154 was accrued.

On August 20, 2015, Cyclone Partners loaned $317,728 to Copper Creek Development II, LLC on an unsecured basis. The note bears interest at 5% per annum and principal and interest are due on the earlier of demand or July 31, 2017. As of September 30, 2015, $1,610 of interest was accrued.

Enterprises loaned Ultra Green $50,000 on July 24, 2015 and an additional $50,000 on September 18, 2015. The notes are secured by a first mortgage on Ultra Green’s production facility in Devil’s Lake, North Dakota and bear interest at 10% per annum. Interest only payments are due beginning September 1, 2015. The notes mature when the sale of the North Dakota facility is closed. In connection with the issuance of these notes, Ultra Green issued the Company two warrants to purchase 50,000,000 shares each of its common stock for $0.01 per share. The warrants expire July 23, 2025 and September 18, 2025. Total accrued interest as of September 30, 2015 was $1,270.

The following table shows the notes receivable balance as of:

	September 30,	December 31,
	2015	2014
Notes receivable	$14,604,455	$–
Plus: interest receivable	73,034	–
Less: deferred gain on sale	(11,371,573)	–
Notes receivable, net	$3,305,916	$–

Current
Note receivable from Angell	$3,478,962	$–
Deferred gain on sale	(2,788,612)	–
Interest receivable	70,154	–
Note receivable, net	$760,504	$–

Long term
Note receivable from Angell	$10,707,765	$–
Deferred gain on sale	(8,582,961)	–
Note receivable from Copper Creek	317,728	–
Notes receivable from Ultra Green	100,000	–
Interest receivable	2,880	–
Notes receivable, net	$2,545,412	$–

Total interest received for the three and nine months ended September 30, 2015 was $304,254.

10.	Fair Value Measurements

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

There have been no changes in the methodologies used since December 31, 2014.

The following table presents certain assets measured at fair value on a recurring basis as of the dates indicated:

	Level 1	Level 2	Level 3	Total
At September 30, 2015
Cash in trading accounts, net	$8,921,474	$–	$–	$8,921,474
Marketable securities	890,174	–	–	890,174
Investment in convertible notes	–	–	1,718,631	1,718,631

At December 31, 2014
Cash in trading accounts, net	$21,099,652	$–	$–	$21,099,652
FTR positions, net	–	–	1,435,819	1,435,819
Marketable securities	311,586	–	–	311,586
Investment in convertible notes	–	–	1,604,879	1,604,879

There were no transfers during the nine months ended September 30, 2015 between Levels 1 and 2.

Level 3 Assets

The following table reconciles beginning and ending Level 3 fair value financial instrument balances for the nine months ended September 30, 2015:

Balance - December 31, 2014	$3,040,698

Total gains and (losses):
Included in other comprehensive income	–
Included in earnings	(1,435,819)
Purchases	113,752
Sales	–
Transfers into Level 3	–
Transfers out of Level 3	–
Balance - September 30, 2015	$1,718,631

Losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of September 30, 2015	$(1,435,819)

11.	Intangible Assets

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

In connection with the purchase of Noble, $425,000 of the purchase price was allocated to the purchase a contract backlog, representing an intangible asset. The amount represents the future gross profit on the jobs in progress as of August 31, 2015. The amount will be amortized on a straight line basis over the life of the contracts, which is estimated to be fully amortized within one year.

	September 30,	December 31,
	2015	2014
Other intangibles	$714,658	$714,658
Non-competition agreement	500,000	500,000
Contract backlog	425,000	–
Less: accumulated amortization	(1,170,397)	(945,509)
Intangible assets, net	$469,261	$269,149

Total amortization of intangible assets for the three and nine month periods ended September 30, 2015 and 2014 was $70,796 and $138,064 and $224,888 and $451,940, respectively, and is included in other general and administrative expenses.

12.	Goodwill

Goodwill represents the excess of the purchase price of Noble over the fair value of the net identifiable assets acquired. See “Note 3 – Acquisitions” for a calculation of the goodwill related to the Noble acquisition. Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise.

The Company’s estimates of fair value are based on the asset approach.  This approach uses the books of Noble to identify the fair value of the assets and liabilities to determine a net value of the company. Our impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes restating assets and liabilities on the balances sheet to fair market value where necessary and identifying unrecorded assets and liabilities and what their impact will be on the balance sheet. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis. The use of present value techniques requires us to make estimates and judgments about our future cash flows. These cash flow forecasts will be based on assumptions that are consistent with the plans and estimates we use to manage our business. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

In connection with the our qualitative review as of September 30, 2015, we do not believe the carrying value exceeds the fair value, we will perform our annual goodwill assessment as of December 31, 2015.

The Company’s goodwill balance as of September 30, 2015 and December 31, 2014 was $1,555,277 and zero, respectively.

13.	Deferred Financing Costs

Prior to the May 10, 2012 effective date of its 2012 registration statement, the Company incurred certain professional fees and filing costs associated with the offering totaling $393,990. The Company has capitalized these costs and amortizes them on a monthly basis over the weighted average term of the Notes sold, exclusive of any expected renewals.

During the nine month period ended September 30, 2015 the Company incurred $300,792 in professional fees associated with its 2015 registration statement associated with its Notes Offering. Amortization of these costs will begin when the new registration statement becomes effective.

On October 14, 2014, the Company entered into a credit agreement with a bank and $35,000 of the associated transaction costs were capitalized and will be amortized over 24 months.

	September 30,	December 31,
	2015	2014
Renewable unsecured subordinated notes
2012 registration statement	$393,990	$393,990
2015 registration statement	300,792	–
Revolver	35,000	35,000
Less: accumulated amortization	(349,640)	(187,246)
Deferred financing costs	$380,142	$241,744

Total amortization of deferred financing costs for the three and nine month periods ended September 30, 2015 and 2014 was $59,850 and $33,751 and $162,394 and $88,822, respectively and is included in other general and administrative expenses.

14.	Real Estate Held for Development

As of September 30, 2015 and December 31, 2014 land held for development consisted of $2,387,079 and $953,462, respectively.

On January 26, 2015, Cyclone closed on the purchase of a single family home located in New Prague, Minnesota for a price of $198,650, paid in cash. On April 13, 2015, the property was sold to Mr. Krieger, a related party, for a price of $197,382.

15.	Convertible Promissory Note

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

16.	Debt

Notes payable by the Company are summarized as follows:

	September 30, 2015	December 31, 2014
Demand and Revolving Debt
Payable to ABN AMRO	$–	$–
Revolving note payable to US Bank	67,178	–
Revolving note payable to Citizens	245,700	–
Revolving note payable to Maple Bank	2,663,637	1,105,259
Subtotal	2,976,515	1,105,259

Term Debt
Auto note payable to Ally Financial	22,100	–
Auto note payable to Ford Credit	26,357	–
Mortgage note payable to Security State Bank	219,262	224,568
Mortgage note payable to Lakeview Bank	119,976	119,976
Construction note payable to American Land & Capital	1,074,672	184,975
Renewable unsecured subordinated notes	22,680,099	17,653,128
Subtotal	24,142,466	18,182,647
Total	$27,118,981	$19,287,906

Notes payable by maturity are summarized as follows:

	September 30, 2015	December 31, 2014
Demand and Revolving Debt
2016	2,976,515	1,105,259
Subtotal	2,976,515	1,105,259

Term Debt
2015	–	7,546,627
2016 to September 30	10,636,397	–
Current maturities	10,636,397	7,546,627

2016 after September 30	4,229,146	–
2016	4,174,962	2,648,150
2017	2,546,624	2,869,383
2018	816,245	2,642,972
2019	9,385	1,213,227
2020 & thereafter	1,729,707	1,262,288
Long term debt	13,506,069	10,636,020
Subtotal	24,142,466	18,182,647
Total	$27,118,981	$19,287,906

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

As of September 30, 2015 and December 31, 2014, there were no borrowings outstanding under the Margin Agreement and the Company was in compliance with all covenants.

RBC Line of Credit

On May 14, 2014, the Company drew $700,000 under an evergreen, uncommitted line of credit from Royal Bank of Canada (the “RBC Line” and “RBC”, respectively). Advances under the RBC Line bear interest at a variable annual interest rate of 1 month LIBOR plus 2.25% set at the time of advance for a 30 day term, mature at various dates, and are collateralized by assets held in the Company’s marketable securities account. RBC is not obligated to make any extensions of credit to the Company and availability of funds may be increased or decreased by RBC in its sole and absolute discretion. Prepayment of any outstanding principal under the RBC Line may subject the Company to LIBOR break funding costs.

As of September 30, 2015 and December 31, 2014, there were no borrowings respectively outstanding under the RBC Line and the Company was in compliance with all terms and conditions.

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

As of September 30, 2015 and December 31, 2014, there was $2,663,637 and $1,105,259, respectively, outstanding under the Maple Revolver and the Company was in compliance with all covenants.

Citizens Independent Bank

On July 24, 2014, Noble, entered into a line of credit agreement with Citizens Independent Bank, expiring August 1, 2015. The agreement provides Noble with a line of credit of up to $500,000 in committed amount secured by property and assets as the lender may require and guarantees. Availability of loans is keyed to advance rates against certain eligible receivables as defined. Any loans outstanding bear interest at 1% above the base rate established by the bank. Noble is also subject to certain reporting, affirmative, negative covenants, and must pay down the line to $250,000 for a thirty consecutive day period. As of September 30, 2015, there was $245,700 outstanding under the agreement and were in negotiations with the lender on the terms of the line.

US Bank Cash Flow Manager

On October 21, 2013, Noble, entered into a line of credit agreement with US Bank Cash Flow Manager, with all advances maturing on February 19, 2020. The agreement provides Noble with a line of credit of up to $250,000 in committed amount secured by personal guarantees of the owners of Noble. Any loans outstanding bear interest at an annual rate equal to prime plus 4.5%. As of September 30, 2015, there was $67,178 outstanding under the agreement.

Ford Credit

On June 13, 2014, Noble entered into a loan agreement with Ford Credit for the purchase of a vehicle. The note calls for sixty monthly payments of $664.43, bears interest at 6.7%, and is secured by the vehicle. As of September 30, 2015, the balance remaining on the note was $26,357.

Ally Financial

On December 26, 2012, Noble entered in a loan agreement Ally Financial for the purchase of a vehicle. The note calls for seventy two monthly payments of $587.65, bears interest at 4.9%, and is secured by the vehicle. As of September 30, 2015, the balance remaining on the note was $22,100.

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

As of September 30, 2015 and December 31, 2014, there was $219,262 and $224,568, respectively, outstanding under the Security State Mortgage and the Company was in compliance with all terms and conditions of the loan.

Lakeview Bank Mortgage

On December 23, 2014, via an assignment and assumption agreement between Cyclone and Kenyon Holdings, LLC (“Kenyon”), a related party, Cyclone took ownership of a 10 acre parcel of undeveloped land located at 170xx Texas Avenue, Credit River Township, Minnesota and assumed a note secured by a mortgage on the property and owed to Lakeview Bank (the “Lakeview Bank Mortgage”). Kenyon is owned by Mr. Krieger, the Company’s primary owner and its Chief Executive Officer, and Keith W. Sperbeck, the Company’s Vice President of Operations. The Lakeview Bank Mortgage bears interest at the highest prime rate reported as such from time to time by The Wall Street Journal. Interest only is payable monthly on the 25th, the note matures April 30, 2016. The loan may be prepaid in whole or in part at any time without penalty.

As of September 30, 2015 and December 31, 2014, there was $119,976 outstanding under the Lakeview Bank Mortgage and the Company was in compliance with all terms and conditions of the loan.

American Land and Capital Construction Loans

On November 21, 2014, American Land and Capital, LLC (“American Land”) and Cyclone entered into four construction loan agreements, each for a committed amount of $205,000 or $820,000 in total (the “Fox Meadows Construction Loans”). Each commitment is secured by a mortgage on a lot (numbers 1, 2, 3, and 4) in Block 1 of Fox Meadows 3rd Addition and is personally guaranteed by Mr. Krieger. Fox Meadows is a townhouse development located in Lakeville, Minnesota in which Cyclone owns 35 attached residential building sites. Proceeds of the Construction Loans will be used to construct the first four spec/model homes on Cyclone’s Fox Meadows property. Draws on the Construction Loans bear interest at the higher of: (a) 6.50% or (b) the prime rate as reported from time to time by The Wall Street Journal plus 3.00%. Interest only is payable monthly on the 10th, the notes mature on November 21, 2015, and will renew for an additional three months if not paid by then. The loans may be prepaid in whole or in part at any time without penalty.

On February 24, 2015, American Land and Cyclone entered into a construction loan agreement for a committed amount of $485,000 (the “Bitterbush Pass Construction Loan”). The Bitterbush Pass Construction Loan is secured by a mortgage on Lot 2, Block 1, Territory 1st Addition, also referred to as “21580 Bitterbush Pass”. The loan is also personally guaranteed by Mr. Krieger. Proceeds will be used to construct a home on the property and draws bear interest at the higher of: (a) 6.50% or (b) the prime rate as reported from time to time by The Wall Street Journal plus 3.00%. Interest only is payable monthly on the 10th and the note matures on November 24, 2015. The loan may be prepaid in whole or in part at any time without penalty.

As of September 30, 2015 and December 31, 2014, there was $1,074,672 and $184,975, respectively, outstanding under the American Land Construction Loans and the Company was in compliance with all terms and conditions of the agreements.

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

The Company made interest payments of $787,900, $466,789, $1,863,528, and $1,006,566 during the three and nine month periods ended September 30, 2015 and 2014, respectively. Total accrued interest on the Subordinated Notes at September 30, 2015 and December 31, 2014 was $1,283,350 and $849,913, respectively.

As of September 30, 2015, the Company had $22,680,099 of Subordinated Notes outstanding as follows:

Initial Term	Principal Amount	Weighted Average Interest Rate
3 months	$611,565	10.89%
6 months	195,628	8.81%
1 year	6,684,138	13.42%
2 years	3,325,568	13.67%
3 years	4,210,781	14.92%
4 years	2,454,972	15.92%
5 years	3,636,905	15.93%
10 years	1,560,542	14.96%
Total	$22,680,099	14.41%

Weighted average term	33.1 mos

17.	Ownership

As of September 30, 2015 and December 31, 2014, the Company’s ownership is as presented below:

	Series A Preferred		Common
	Units held	Percent of class	Units held	Percent of class
Timothy S. Krieger	496	100.00%	4,935	99.50%
Summer Enterprises, LLC	–	0.00%	25	0.50%
Total	496	100.00%	4,960	100.00%

For the period ending, September 30, 2015 total common and preferred distributions paid to the owners of the respective units was $5,732,215 and $411,804, respectively.

For the year ending December 31, 2014, total common and preferred distributions paid to the owners of the respective units was $4,726,730 and $549,072, respectively.

18.	Related Party Transactions

On January 1, 2013, the Company and Kenyon entered into a five year lease expiring December 31, 2017 for 11,910 square feet at a monthly rent of $12,264. On September 25, 2014, the lease was amended to reduce the square footage to 10,730 and monthly rent to $11,113. The lease was redone on May 19, 2015, effective June 1, 2015, to reduce the square footage to 8,543 square feet and increase the monthly rent to $14,968. For rent, real estate taxes, and operating expenses, the Company paid Kenyon $44,900, $55,200, $160,500, and $154,000 for the three and nine months ended September 30, 2015 and 2014, respectively.

On September 1, 2015, CTG entered into a five year lease agreement with Kenyon for 2,231 square feet of office space for a monthly rent of $4,641. As of September 30, 2015, $9,282 of rent was owed to Kenyon for two months’ rent.

Effective January 1, 2013, in connection with the purchase of David B. Johnson’s units by Mr. Krieger, the Company entered into the NCA with Mr. Johnson, a current governor and former member of the Company, pursuant to which the Company is obligated to pay Mr. Johnson $500,000 in 24 equal monthly installments of $20,833 each. The total amount paid pursuant to the NCA during the nine months ended September 30, 2014 was $62,500. There were no payments during 2015 as the NCA was paid in full on December 31, 2014.

On March 5, 2013, CEF entered into a 36 month lease for 1,800 square feet of office space in Tulsa, Oklahoma with the Brandon J. and Heather N. Day Revocable Trust at a monthly rent of $3,750. Mr. Day is an employee of CEF, a second-tier subsidiary of the Company. Total rent paid for the three and nine months ended September 30, 2015 and 2014 was $11,250 and $33,750, respectively.

In connection with the Company’s initial investment of $1.0 million in Ultra Green, Ultra Green paid a 10% commission to Cedar Point Capital, LLC, a registered broker dealer (“Cedar Point”). David B. Johnson, a governor of the Company, is the sole owner of Cedar Point. No commissions were paid on the Company’s follow-on investments.

On June 17, 2014, the building in which the Company leases its Chandler, Arizona office space occupied by certain of its retail business functions was purchased by Fulton Marketplace, LLC (“Fulton”), a company owned by Mr. Krieger and Mr. Sperbeck. Effective August 1, 2014, the Company and Fulton entered into a five year lease expiring July 31, 2019, subject to two consecutive five year extension periods, for 2,712 square feet. The rent for the first lease year is $4,068 per month and it will increase by 3% annually at the start of each lease year thereafter. On June 30, 2015 the Company discontinued the lease as the office was relocated to a new location. Thus, effective July 1, 2015, the Company entered into a new five year lease with Fulton for a 3,321 square foot office space with a monthly base rent of $4,982 that will increase by 3% annually at the start of each lease year thereafter. The Company paid $18,600 and $50,700 to Fulton for the three and nine months ended September 30, 2015 for rent, real estate taxes, and operating expenses.

Fulton is also the owner of a single family residence located in Chandler, Arizona. Effective December 1, 2014, Fulton and REH entered into a seven month lease expiring June 30, 2015 with respect to the property for rent of $2,800 per month. For the nine months ended September 30, 2015 the Company paid Fulton total rent of $17,136.

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

See also “Note 1 - Basis of Presentation and Description of Business - Businesses – The Restructuring”.

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

On November 14, 2014, three subsidiaries of the Company agreed to a settlement regarding the Investigation and the NAV. The settlement required TCE, TCPC, and TCP to collectively pay $978,186 plus interest of $128,827 as disgorgement of profits and $2,500,000 as a civil penalty, for a total of $3,607,013. On December 30, 2014, FERC formally accepted the settlement and on December 31, 2014, MISO was paid $500,000 as disgorgement and beginning with the second quarter 2015, the remainder is to be paid in 16 equal quarterly installments, first to MISO as disgorgement until it is fully paid, and thereafter to the Treasury in satisfaction of the penalty. TCE, TCPC, and TCP further agreed to implement certain procedures to improve compliance. Failure to comply with the terms and conditions will be deemed a violation of the final order and may subject the responsible parties to additional action.

On June 1, 2015, TCE’s and TCP - Canada’s financial obligations under the settlement agreement were transferred to Angell in connection with its purchase of TCP.

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

Further, on April 24, 2015, the Company commenced a new action against a former employee of TCPC, Guarav Sharma, claiming amounts owing in relation to the FERC settlement arising from his conduct as an employee.

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

Currently, under PJM’s Tariff and Operating Agreement, UTCs are treated differently under its FTR forfeiture rule than are INCs and DECs, two other types of virtual transactions. Further, INCs and DECs are subject to uplift charges, but UTCs are not. In Docket No EL14-37-000, FERC noted that should any uplift be charged UTCs, it would apply such back to the date that notice of the proceeding was published in the Federal Register (September 8, 2014), thus setting a “refund effective date”. From the refund effective date to September 30, 2015, the Company traded about 6,500,000 MWh of UTCs in PJM and recorded $13,400,000 of associated revenues. Over 95% of this trading activity was transacted by TCP and SUM.

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

Letter of Credit

On June 24, 2014, the Company’s restricted cash balance of $320,188 was returned by the City of Lakeville and a letter of credit in favor of Cyclone was issued by Vermillion State Bank for the same amount. The note evidencing the letter of credit calls for maximum advances of up to $320,188, bears interest at an annual rate of 5.25%, is secured by a mortgage on the property being developed and the guaranty of Cyclone, and matures on demand. As of September 30, 2015 the Company was in compliance with all terms and conditions of the letter of credit. In October 2015, the note was renewed for another year, the letter of credit maximum advance dropped to $257,718, with all other terms remaining the same.

Guarantees

In the ordinary course, the Company provided guarantees of the obligations of TCP, SUM, and CEF with respect to their participation in certain ISOs. During the three month period ended September 30, 2015, many of these guarantees were cancelled.

On July 6, 2015, the effective date, the Company gave notice to MISO of the cancellation of its guarantees of TCP, CEF, and SUM’s obligations.

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

On April 25, 2014, the Company entered into a guaranty of the obligations of TSEE of up to $1,000,000 (plus any costs of collection or enforcement) in favor of Noble Americas Energy Solutions, LLC. The Company may cancel the guarantee upon 30 days’ written notice to Noble Americas Energy Solutions, LLC.

On November 5, 2014, the Company entered into two separate guaranties of the obligations of TSE and TSEE of up to $500,000 (plus any costs of enforcement or collection) in favor of Shell Energy North America L.P. (“Shell”). The guarantee is in effect until the earlier of November 5, 2019 or ten days’ after the Company gives notice to Shell of its cancellation.

On August 12, 2013, the Company entered into a guaranty of the obligations of TSE of up to $1,000,000 (plus any costs of collection or enforcement) in favor of Noble Americas Energy Solutions LLC. The Company may cancel the guarantee upon 30 days’ written notice to Noble Americas Energy Solutions, LLC.

Legal fees, if any, related to commitments and contingencies are expensed as incurred.

20.	Segment Information

The Company has three business segments used to measure its business activity – wholesale trading, retail energy services, and diversified investments:

•	Wholesale trading activities earn profits from trading financial, physical, and derivative electricity in wholesale markets regulated by the FERC and the CFTC. On June 1, 2015, the Company sold two subsidiaries operating within this segment. See “Note 1 - Basis of Presentation and Description of Business – Businesses – The Restructuring”, “Note 2 – Summary of Significant Accounting Policies – Variable Interest Entities”, and “Note 9 – Notes Receivable”.

•	On July 1, 2012, the Company began selling electricity to residential and small commercial customers.

•	On October 23, 2013, the Company formed a new entity to take advantage of certain investment opportunities in the residential real estate market and in 2014, it made certain investments in the securities of emerging companies. On June 1, 2015, the Company began selling management and administrative services and licensing software to third parties. In September 2015, the Company acquired Noble and began offering construction services.

Trading profits and sales are classified as “foreign” or “domestic” based on the location where the trade or sale originated. For the three and nine month periods ended September 30, 2015 and the year ended December 31, 2014, all such transactions were “domestic”. Furthermore, the Company has no long-lived assets in foreign jurisdictions.

These segments are managed separately because they operate under different regulatory structures and are dependent upon different revenue models. The performance of each is evaluated based on the operating income or loss generated.

Certain amounts reported in prior periods have been reclassified to conform to the current period’s presentation.

Information on segments for the three and nine months ended and at September 30, 2015 is as follows:

	Wholesale Trading	Retail Energy Services	Diversified Investments	Corporate, Net of Eliminations	Consolidated Total
Nine Months Ended September 30, 2015
Wholesale trading, net	$13,362,694	$(281,367)	$–	$–	$13,081,327
Retail energy services	–	23,566,115	–	–	23,566,115
Real estate sales	–	–	351,725	–	351,725
Management services	–	–	500,000	–	500,000
Construction services	–	–	714,506	–	714,506
Revenues, net	13,362,694	23,284,748	1,566,231	–	38,213,673

Costs of retail electricity sold	–	20,350,365	–	–	20,350,365
Cost of construction services	–	–	620,426	–	620,426
Cost of real estate sold	–	–	297,482	–	297,482
Retail energy sales and marketing	–	1,017,774	5,954	–	1,023,728
Compensation and benefits	8,453,226	608,537	1,091,557	1,042,676	11,195,996
Professional fees	44,945	798,005	34,258	1,257,551	2,134,759
Other general and administrative	3,010,744	1,997,540	185,484	(1,773,302)	3,420,466
Trading tools and subscriptions	661,092	311,955	1,662	49,912	1,024,621
Operating costs and expenses	12,170,007	25,084,176	2,236,823	576,837	40,067,843
Operating income (loss)	$1,192,687	$(1,799,428)	$(670,592)	$(576,837)	$(1,854,170)

Capital expenditures	$102,837	$48,100	$534,354	$169,613	$854,904

Three Months Ended September 30, 2015
Wholesale trading, net	$1,258,274	$50,846	$–	$–	$1,309,120
Retail energy services	–	10,122,398	–	–	10,122,398
Real estate sales	–	–	351,725	–	351,725
Management services	–	–	375,000	–	375,000
Construction services	–	–	714,506	–	714,506
Revenues, net	1,258,274	10,173,244	1,441,231	–	12,872,749

Cost of retail electricity sold	–	8,031,489	–	–	8,031,489
Cost of construction services	–	–	620,426	–	620,426
Cost of real estate sold	–	–	297,482	–	297,482
Retail sales and marketing	–	414,868	5,953	–	420,821
Compensation and benefits	858,157	218,180	442,844	446,674	1,965,855
Professional fees	3,988	259,185	32,058	523,028	818,259
Other general and administrative	28,069	688,770	36,069	356,840	1,109,748
Trading tools and subscriptions	190,640	126,478	1,390	24,852	343,360
Operating costs and expenses	1,080,854	9,738,970	1,436,222	1,351,394	13,607,440
Operating income (loss)	$177,420	$434,274	$(5,009)	$(1,351,394)	$(734,691)

Capital expenditures	$107,589	$22,798	$172,601	$20,245	$323,233

Information on segments at September 30, 2015 is as follows:

	Wholesale Trading	Retail Energy Services	Diversified Investments	Corporate, Net of Eliminations	Consolidated Total
At September 30, 2015
Identifiable Assets
Cash - unrestricted	$425,193	$800,444	$349,818	$770,669	$2,346,124
Cash in trading accounts	6,994,335	1,927,139	–	–	8,921,474
Accounts receivable - trade	42,099	4,576,373	1,554,899	37,382	6,210,753
Costs in excess of billings	–	–	27,034	–	27,034
Marketable securities	–	–	–	389,974	389,974
Notes receivable, net of deferred gain	–	–	760,504	–	760,504
Prepaid expenses and other assets	12,378	77,649	50,900	186,329	327,256
Total current assets	7,474,005	7,381,605	2,743,155	1,384,354	18,983,119

Property, equipment, and furniture, net	142,061	117,533	407,170	477,814	1,144,578
Intangible assets, net	–	44,261	425,000	–	469,261
Deferred financing costs, net	–	18,229	–	361,913	380,142
Cash - restricted	–	–	1,319,371	–	1,319,371
Land held for development	–	–	2,387,079	–	2,387,079
Notes receivable, net of deferred gain	–	–	2,545,412	–	2,545,412
Investment in convertible notes	–	–	1,718,631	–	1,718,631
Goodwill	–	–	1,555,277	–	1,555,277
Other assets	–	–	19,431	–	19,431
Total assets	$7,616,066	$7,561,628	13,120,526	$2,224,081	30,522,301

Identifiable Liabilities and Equity
Current portion of:
Revolver	$–	$2,663,637	$312,878	$–	$2,976,515
Senior notes	–	–	1,213,991	–	1,213,991
Subordinated notes	–	–	–	9,422,406	9,422,406
Accounts payable - trade	291,577	1,778,975	1,163,646	1,011,074	4,245,272
Accrued expenses	–	1,722,442	23,064	6,580	1,752,086
Billings in excess of costs	–	–	466,500	–	466,500
Accrued compensation	873,804	–	62,286	–	936,090
Accrued interest	–	26,760	11,116	1,277,597	1,315,473
Total current liabilities	1,165,381	6,191,814	3,253,481	11,717,657	22,328,333

Senior notes	–	–	248,376	–	248,376
Subordinated notes	–	–	–	13,257,693	13,257,693
Total liabilities	1,165,381	6,191,814	3,501,857	24,975,350	35,834,402

Investment in subsidiaries	7,019,217	8,365,954	8,452,020	(23,837,191)	–
Series A preferred equity	–	–	–	2,745,000	2,745,000
Common equity	(574,925)	(6,982,060)	231,069	(1,235,617)	(9,023,671)
Accumulated other comprehensive income	6,393	(14,080)	–	451,541	443,854
Non-controlling interest	–	–	1,397,718	(875,002)	522,716
Total members' equity	6,450,685	1,369,814	9,618,669	(22,751,269)	(5,312,101)
Total liabilities and equity	$7,616,066	$7,561,628	$13,120,526	$2,224,081	$30,522,301

Information on segments for the three and nine months ended September 30, 2014 is as follows:

	Wholesale Trading	Retail Energy Services	Diversified Investments	Corporate, Net of Eliminations	Consolidated Total
Nine Months Ended September 30, 2014
Wholesale trading	$30,635,429	$2,105,208	$–	$–	$32,740,637
Retail energy services	–	8,115,008	–	–	8,115,008
Revenues, net	30,635,429	10,220,216	–	–	40,855,645

Cost of retail electricity sold	–	8,896,838	–	–	8,896,838
Retail sales and marketing	–	192,017	–	–	192,017
Compensation and benefits	14,408,864	273,030	–	1,167,182	15,849,013
Professional fees	679,747	700,579	2,200	734,358	2,116,884
Other general and administrative	6,016,006	904,408	71,160	(1,873,131)	5,118,443
Trading tools and subscriptions	669,851	300,581	2,223	32,471	1,005,126
Operating costs and expenses	21,774,405	11,267,453	75,583	60,880	33,178,321
Operating income (loss)	$8,861,024	$(1,047,237)	$(75,583)	$(60,880)	$7,677,324

Capital expenditures	$15,218	$720,635	$89,009	$121,374	$946,236

Three Months Ended September 30, 2014
Wholesale trading	$1,359,522	$54,730	$–	$–	$1,414,252
Retail energy services	–	2,988,460	–	–	2,988,460
Revenues, net	1,359,522	3,043,190	–	–	4,402,712

Cost of retail electricity sold	–	2,629,531	–	–	2,629,531
Retail sales and marketing	–	40,622	–	–	40,622
Compensation and benefits	1,070,568	106,581	–	378,713	1,555,862
Professional fees	615,761	205,677	2,200	165,060	988,698
Other general and administrative	3,681,315	301,361	11,605	(543,709)	3,450,572
Trading tools and subscriptions	261,937	108,705	755	4,308	375,705
Operating costs and expenses	5,629,581	3,392,477	14,560	4,372	9,040,990
Operating income (loss)	$(4,270,059)	$(349,287)	$(14,560)	$(4,372)	$(4,638,278)

Capital expenditures	$–	$34,014	$32,504	$29,884	$96,402

21.	Subsequent Events

From October 1 to November 13, 2015, the Company sold additional Subordinated Notes totaling $1,468,574 with a weighted average term of 30.2 months and bearing a weighted average interest rate of 15.27%.

On November 12, 2015, the Company’s New Registration Statement was declared effective by the SEC and the Distribution was declared and executed on November 13, 2015, with an effective date as of November 1, 2015 for accounting and tax purposes.

The Company has evaluated subsequent events occurring through the date that the financial statements were issued.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2014 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading “Forward-Looking Statements” located on page 9, “Item 1A – Risk Factors” of our 2014 Form 10-K, and the “Risk Factors” section beginning on page 10 of our 2012 Form S-1.

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

Electricity Prices

Today, wholesale prices are subject to a federal regulatory framework focused on ensuring fair competition and reliability of supply. At the state level, under the traditional system which most states continue to employ, a vertically integrated utility is responsible for serving all consumers in a defined territory and customers are obligated to pay the regulated rate for their class of service. However, in a state with a restructured or “deregulated” market, i.e., one with retail choice, the generation, transmission, distribution, and retail marketing functions of the business are legally separated and the pricing of energy and delivery services are unbundled.

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

“Suppliers” are also known as retail energy providers (“REPs”), energy service companies (“ESCOs”), competitive energy providers (“CEPs”), or the like depending upon the state, are also licensed to deal with retail customers. They have up-stream supply arrangements which may include purchasing from an ISO like PJM or NYISO or bilaterally from large integrated energy companies or independent power producers. In contrast to brokers, suppliers potentially have higher margins on the energy sold but require larger amounts of capital to acquire energy and carry receivables and payables for some period of time.

Today, 16 years after Massachusetts and Rhode Island became the first states to effectively implement choice in 1998, 20 jurisdictions have some form of choice. We define these forms of retail choice as follows:

Type 1	All residential, commercial, and industrial customers may choose their energy provider. While this applies primarily in areas served by investor-owned utilities, in certain jurisdictions, customers of specific cooperatives and public utilities may also have choice but these instances are rare;

Type 2	A limited number of residential customers have choice and the choice of non-residential customers is capped, usually at a specific number of megawatt-hours per year;

Type 3	No residential customers have choice and the choice of non-residential customers is capped; and

Type 4	No residential customers have choice and the number of non-residential customers with choice is limited.

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

In the 14 areas where all rate classes had choice during 2013, according to EIA data, 25.58 million residential and 3.14 million non-residential customers were eligible to choose their supplier. Of these totals, 11.15 million residential (43.6%) and 1.91 million non-residential (61.2%) customers purchased over 559 TWh from competitive suppliers.

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

The Restructuring

As shown by the chart below, prior to the start of the Restructuring, the Company’s name was Twin Cities Power Holdings and its active first tier subsidiaries consisted of Apollo, TCP, CTG, Cygnus, REH, and Cyclone, each of which is a Minnesota limited liability company.

Through these wholly-owned subsidiaries, we trade virtual electricity and energy derivative contracts in North American wholesale markets, provide electricity supply services to retail customers in certain states that permit retail choice, and engage in certain investment and real estate development activities. Consequently, we have three major business segments used to measure our activity – wholesale trading, retail energy services, and diversified investments.

Key to Chart  Orange - Holding or Services  Yellow – Wholesale Trading  Blue – Retail Energy  Gray – Diversified Investments

Since mid-2014, the Board of Governors has been considering ways to better position the business to access the public equity markets. Ultimately, the Board concluded that the Company’s regulatory exposure and earnings volatility, particularly that related to the wholesale trading businesses, needed to be substantially reduced or eliminated in order for such efforts to be successful. This planning took on additional urgency after the commencement by FERC on August 29, 2014 of a regulatory action that may ultimately result in the retroactive imposition of new fees - in still to be determined amounts - on trades in PJM’s UTC product which is actively traded by TCP and its SUM subsidiary. Since the announcement, UTC trading volume has decreased substantially and a number of companies have exited the market.

Consequently, on May 27, 2015, the Board approved a plan to restructure the Company with the goals of closing the sale of TCP, spinning out the remaining legacy businesses as defined below, and recasting the Company solely as a retail energy and financial services business.

To these ends, on June 1, 2015, the Company sold 100% of the outstanding equity interests of TCP and SUM to Angell, partially accomplishing its goals of reducing regulatory exposure and earnings volatility. After closing, Angell decided that it no longer wanted to operate the Lakeville office of TCP and offered the Company the opportunity to re-acquire the operation in exchange for a reduction of the purchase price. Consequently, an amendment to the Purchase Agreement, effective September 1, 2015, was executed and both the purchase price and note balance were reduced.

In addition to the sale of TCP, during the spring and summer of 2015 the Company created new entities to facilitate the restructuring. Enterprises was created to serve as a holding company for the Company’s legacy businesses including: (a) the remaining wholesale energy trading operations (CTG and CEF); (b) the retail energy businesses operated by REH; (c) the investments in real estate and private companies; and (d) certain other assets including the Angell note and the restricted cash pledged to a Canadian court in connection with the Company’s ex-employee litigation. Aspirity Financial was formed to provide energy-related financial services to companies and households and as part of the restructuring, lent Enterprises $22.2 million in the form of a Term Loan maturing December 30, 2019. Although initially an intercompany relationship and eliminated in consolidation, the loan is constructed on an arm’s length basis and will survive the “Distribution” as defined below. In addition, to signal to the market the change in the Company's focus, we changed our name from “Twin Cities Power Holdings, LLC” to “Aspirity Holdings LLC”, effective July 14, 2015.

Finally, the Aspirity Energy entities were organized to develop a new retail energy business. AENE will serve customers in the ISONE and NYISO footprints, AEMS will serve those in PJM and MISO, and AES will serve those in ERCOT. We have begun the process of becoming licensed in all 14 jurisdictions that allow choice for all retail customers. We expect most of our licensing processes to be completed by mid-2016 and that we will be able to offer electricity service to consumers in certain areas beginning early in the first quarter of 2016.

The last major step in the restructuring is the distribution of 100% of the equity interests of Enterprises to the Company’s common equity owners, thus completing the legal separation of the legacy businesses from the Aspirity companies (the “Distribution”). Declaration and execution of the Distribution is subject to two major conditions precedent:

•	Receipt of approval of the holders of a majority by principal amount of the Company’s outstanding Subordinated Notes. This was condition was satisfied on June 26, 2015.
•	Declaration of effectiveness of the Company’s New Registration Statement on Form S-1 regarding the sale of up to $75 million of Notes which was filed on May 8, 2015. This occurred on November 13, 2015.

The chart below reflects the organizational structure of the Company immediately following the internal reorganization but before the Distribution.

Key to Chart  Orange - Holding or Services  Yellow – Wholesale Trading  Blue – Retail Energy  Green - Financial Services  Gray – Diversified Investments

Our anticipated organizational structure following the Distribution is presented below.

Key to Chart  Orange - Holding or Services  Blue – Retail Energy  Green - Financial Services

After the Distribution, executive management of the Company will change. Mr. Krieger will resign his positions as President and Chief Executive Officer and become Chairman of the Board. Keith W. Sperbeck, currently Vice President of Operations and Secretary, and Stephanie E. Staska, currently Vice President - Risk Management and Chief Risk Officer, will resign their positions as named executive officers of Aspirity and will assume comparable roles at Enterprises.

Mark A. Cohn, Scott C. Lutz, and Jeremy E. Schupp will resign their positions with Apollo and become Aspirity’s President and Chief Executive Officer, Vice President and Chief Marketing Officer, and Vice President and Chief Operating Officer, respectively, and Wiley H. Sharp will remain as Vice President and Chief Financial Officer. Messrs. Cohn, Lutz, Schupp, and Sharp will hold no offices at Enterprises or any of its subsidiaries.

After the Distribution, our equity capitalization and ownership will change as shown by the table below. We will have one class of preferred equity outstanding, the Series A, and two classes of common membership, Class A and Class B. The Class A units will incorporate both financial and governance rights while the Class B units will include governance rights only. The Class B units will convert automatically into Class A units on a one-for-one basis when the Company achieves profitability and upon certain other conditions.

	Preferred		Common
	Pre- & Post-Distribution		Pre-Distribution		Post-Distribution
					Units			Percents
	Series A Units	Pct of type	Units	Pct of type	Class A Units	Class B Units	Total	Class A Units	Class B Units	Total
Timothy S. Krieger	496	100.00%	4,935	99.50%	4,960	–	4,960	100.00%	0.00%	44.99%
Summer Enterprises, LLC	–	0.00%	25	0.50%	–	–	–	0.00%	0.00%	0.00%
Subtotal	496	100.00%	4,960	100.00%	4,960	–	4,960	100.00%	0.00%	44.99%

Mark A. Cohn	–	0.00%	–	0.00%	–	1,654	1,654	0.00%	27.28%	15.00%
Wiley H. Sharp III	–	0.00%	–	0.00%	–	1,654	1,654	0.00%	27.28%	15.00%
Keith W. Sperbeck	–	0.00%	–	0.00%	–	1,654	1,654	0.00%	27.28%	15.00%
Scott C. Lutz (1)	–	0.00%	–	0.00%	–	551	551	0.00%	9.09%	5.00%
Jeremy E. Schupp (1)	–	0.00%	–	0.00%	–	551	551	0.00%	9.09%	5.00%
Subtotal	–	0.00%	–	0.00%	–	6,064	6,064	0.00%	100.00%	55.01%
Total	496	100.00%	4,960	100.00%	4,960	6,064	11,024	100.00%	100.00%	100.00%

1 - The Class B units of the 5.00% holders will vest over three years provided they remain employed by the Company

Summary Pro Forma Financial Information

Condensed pro forma financial information showing the effects of the restructuring and Distribution are presented below. This information was derived from the Company’s historical consolidated financial statements and is furnished for informational purposes only. It does not purport to reflect the Company’s financial position and results of operations had the Distribution occurred on the dates indicated.

Further, these financial statements are not necessarily indicative of the Company’s future financial position and future results of operations and should be read in conjunction with the historical financial statements of the Company included in this report for the nine months ended September 30, 2015.

The pro forma balance sheet data assumes the Distribution occurred September 30, 2015, while the statement of operations data for the nine months ended September 30, 2015 assumes the Distribution occurred on January 1, 2015.

Our historical financial statement data, presented in column A, was adjusted, as presented in Column B, to reflect the Distribution of the equity interests of Enterprises to our members. Enterprises directly or indirectly owned virtually all of our legacy businesses. Column C reflects Aspirity on an unconsolidated basis.

Following the Distribution, we have determined that we must consolidate Enterprises as a VIE in which we have a non-controlling interest. An assessment of the relationship between the Company and Enterprises following the Distribution was performed because Timothy Krieger is a related party of both Aspirity and Enterprises, and because the entities have an ongoing business relationship resulting from the Term Loan. Aspirity holds a variable interest in Enterprises in the form of the Term Loan, making Enterprises a VIE. Following the Distribution, the Company will be the primary beneficiary of the VIE and will consolidate Enterprises.

While the Company will include the assets and net income of Enterprises in its consolidated financial statements, the Company does not have rights to those assets other than pursuant to its rights under the Term Loan. Consequently, we have made adjustments, presented in column D, to re-consolidate Enterprises with Aspirity on a pro forma basis as of September 30, 2015 as presented in Column E. See “Critical Accounting Policies-- Variable Interest Entities - Principles of Consolidation”.

Aspirity Holdings LLC formerly known as Twin Cities Power Holdings, LLC

Summary Pro Forma Financial Information

	At and For Nine Months Ended September 30, 2015
	Historical	Pro Forma (1)
	Aspirity Holdings Consolidated (A)	Krieger Enterprises (2) (B)	Aspirity Holdings (C)	Adjustments (D)	Aspirity Holdings Re-Consolidated (3) (E =B+C+D)
Balance Sheet Data
Assets
Cash - unrestricted	$2,346,124	$1,771,220	$574,904	$–	$2,346,124
Cash in trading accounts	8,921,474	8,921,474	–	–	8,921,474
Accounts receivable - trade	6,210,753	6,210,753	–	–	6,210,753
Costs in excess of billings..	27,034	27,034	–	–	27,034
Marketable securities	389,974	–	389,974	–	389,974
Note receivable, net - current portion	760,504	760,504	–	–	760,504
Note receivable - related party (4)	–	–	4,716,418	(4,716,418)	–
Prepaid expenses & other	327,256	183,213	144,043	–	327,256
Total current assets	18,983,119	17,874,198	5,825,339	(4,716,418)	18,983,119

Equipment and furniture, net	1,144,578	1,121,178	23,400	–	1,144,578
Other assets, net	10,394,604	10,032,691	361,913	–	10,394,604
Term Loan (5)	–	–	21,142,031	(21,142,031)	–
Total assets	$30,522,301	$29,028,067	$27,352,683	$(25,858,449)	$30,522,301

Liabilities and Members' Equity
Accounts payable and accrued expenses	$8,248,921	$6,167,879	$2,081,042	$–	$8,248,921
Billings in excess of costs	466,500	466,500	–	–	466,500
Note payable - related party (4)	–	4,716,418	–	(4,716,418)	–
Revolvers	2,976,515	2,976,515	–	–	2,976,515
Senior notes	1,462,367	1,462,367	–	–	1,462,367
Term Loan (5)	–	21,142,031	–	(21,142,031)	–
Renewable unsecured subordinated notes	22,680,099	–	22,680,099	–	22,680,099
Total liabilities	35,834,402	36,931,710	24,761,141	(25,858,449)	35,834,402

Series A preferred equity	2,745,000	–	2,745,000	–	2,745,000
Common equity	(9,023,671)	(9,023,671)	–	–	(9,023,671)
Other comprehensive income	443,854	597,312	(153,458)	–	443,854
Non-controlling interest	522,716	522,716	–	–	522,716
Total members' equity (deficit) attributable to:
Controlling interests (6)	(5,834,817)	(8,426,359)	2,591,542	–	(5,834,817)
Non-controlling interests in consolidated VIE (6)	522,716	522,716	–	–	522,716
Total members' equity	(5,312,101)	(7,903,643)	2,591,542	–	(5,312,101)
Total liabilities and members' equity	$30,522,301	$29,028,067	$27,352,683	$(25,858,449)	$30,522,301

Statement of Operations Data
Total revenue, net	$38,213,673	$38,213,673	$–	$–	$38,213,673
			–
Costs and expenses	40,067,843	37,410,944	2,656,899	–	40,067,843
Expense reimbursement	–	1,543,924	(1,543,924)	–	–
Total costs and expenses	40,067,843	38,954,868	1,112,975	–	40,067,843
Operating income (loss)	(1,854,170)	(741,195)	(1,112,975)	–	(1,854,170)

Interest expense (4)	(2,677,700)	(2,677,700)	(1,155,494)	1,155,494	(2,677,700)
Interest income (4)	538,802	538,802	1,155,494	(1,155,494)	538,802
Other income (expense)	1,246,424	1,246,424	–	–	1,246,424
Other income (expense), net	(892,474)	(892,474)	–	–	(892,474)
Net income (loss)	(2,746,644)	(1,633,669)	(1,112,975)	–	(2,746,644)
Net income (loss) attributable to:
Controlling interests	(2,746,644)	(1,633,669)	(1,112,975)	–	(2,746,644)
Non-controlling interest in consolidated VIE	60,617	–	60,617	–	60,617

Distributions - preferred	(411,804)	–	(411,804)	–	(411,804)
Net income (loss) attributable to common	$(3,097,831)	$(1,633,669)	$(1,464,162)	$–	$(3,097,831)
Comprehensive income (loss)	$(2,388,922)	$(1,111,373)	$(1,277,549)	$–	$(2,388,922)

Notes

1 - Balance sheet data assumes the Distribution occurred on June 30, 2015. Operating statement data assumes the Distribution occurred on January 1, 2015.

2 - Adjustment to record the Distribution of Enterprises. Post-Distribution, Enterprises will be accounted for as a variable interest entity ("VIE") of Aspirity.

3 - Reflects Aspirity's re-consolidation of Enterprises as a VIE including the elimination of the Term Loan.

4 - Reflects due to/due from amounts related to related to the Distribution.

5 - Reflects the Term Loan and the associated interest expense and income between Enterprises and Aspirity. The Term Loan is the variable interest in Enterprises held by Aspirity.

6 - All balances in common equity accounts were assigned to Enterprises while all balances in preferred equity accounts were retained by Aspirity, leaving Aspirity’s common equity accounts with zero balances as of the Distribution Date.

Business Plans

Much of the discussion that follows focuses on our operations prior to the Distribution. After the Distribution, our financial condition and operations will be significantly different from prior periods because we will have disposed of all of our legacy businesses via the distribution of the equity interests of Enterprises and will have limited operations and assets.

As of September 30, 2015, Aspirity had 37 employees, including 32 at Enterprises. As of November 12, 2015 following the Distribution, Aspirity had 9 employees and is engaged in extensive hiring efforts to build staff. Until we are able to generate revenue from our new operations, our cash flows will be derived almost entirely from payments we receive from Enterprises on the Term Loan and the sale of Notes. In addition to building the Aspirity Energy business, we may also decide to lend additional funds to Enterprises, as well as other companies in the energy sector, an industry in which we have significant experience.

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

For the three and nine months ended September 30, 2015 and 2014, financial and virtual electricity represented 100% of our total trading volume in FERC-regulated markets, that is, we traded no physical power during these periods in our wholesale segment.

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

The eight states in which REH is licensed incorporate the service territories of 33 investor-owned electric utilities. As of September 30, 2015, we were actively marketing services in 27 of these service areas.

Following the Distribution, we will no longer own REH and are not presently operating as a retail energy supplier. However, we intend to compete in this business as soon as Aspirity Energy has received the necessary licenses and established the necessary relationships with utilities and power suppliers.

Diversified Investments

On October 23, 2013, we formed Cyclone as a wholly-owned subsidiary to take advantage of certain perceived investment opportunities present in the residential real estate market. Specifically, we acquire and intend to develop land for resale, either as improved sites for construction of single- and multi-family homes or as completed dwellings. At various dates during 2014, we acquired certain privately placed securities for long term investment purposes and beginning in the second quarter of 2015, we began selling management services to third parties. On September 1, 2015, Enterprises purchased its controlling interest in Noble and thereby began providing construction services.

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

The table below details our open derivative contracts held for trading purposes and as undesignated, economic hedges and as designated cash flow hedges by our retail segment as of September 30, 2015 and December 31, 2014:

Open Derivative Contracts
					Fair Value
Date, segment and contract type	Hub or zone	Delivery period	Final settlement	Energy (MWh)	Asset	Liability
As of September 30, 2015

Wholesale Trading
Electricity futures	PJM West Hub	Q4 2015	various	28,800	$3,840	$7,000
Natural gas futures	Henry Hub	Q4 2015	various	75,000	1,950
Electricity futures	AESO	Q4 2015	various	125,160	827,662	772,713
Electricity futures	AESO	Q1 2016	various	2,480	–	24,972
Electricity futures	AESO	Q2 2016	various	14,760	79,384	91,370
Electricity futures	AESO	Q3 2016	various	3,720	22,252	34,317
Subtotal				249,920	935,088	930,373

Retail Energy Services - Economic Hedges
Electricity futures	ISO-NE Mass Hub	Q2 2016	various	1,840	1,196
Electricity futures	ISO-NE Mass Hub	Q3 2016	various	1,680	4,956
Electricity futures	PJM West Hub	Q4 2015	various	6,880	–	50,586
Subtotal				10,400	6,152	50,586

Retail Energy Services - Designated Cash Flow Hedges
Electricity futures	ISO-NE Mass Hub	Q4 2015	various	352	–	14,080
Subtotal				352	–	14,080
Totals				260,672	$941,240	$995,038

As of December 31, 2014

Wholesale Trading
Electricity futures	PJM West Hub	daily	daily	6,400	$22,400	$–
FTRs	MISO, NYISO, PJM	Q1 & Q2 2015	various	8,981,440	1,435,819	–
Electricity futures	AESO	Q1 2015	various	80,320	785,617	286,250
Electricity futures	AESO	Q2 2015	various	135,600	892,838	1,094,059
Electricity futures	AESO	Q3 2015	various	78,120	601,993	783,893
Subtotal				9,281,880	3,738,667	2,164,202

Retail Energy Services - Economic Hedges
Electricity futures	ISO-NE Mass Hub; PJM West Hub	Q1 2015	various	3,715	–	44,373
Electricity futures	PJM West Hub	Q2 2015	various	14,280	–	107,120
Natural gas futures	Henry Hub	Q2 2015	various	155,000	14,803	–
Electricity futures	PJM West Hub	Q3 2015	various	16,240	31,926	65,196
Natural gas futures	Henry Hub	Q3 2015	various	77,500	1,085	–
Electricity futures	PJM West Hub	Q4 2015	various	21,285	–	175,971
Subtotal				288,020	47,814	392,660

Retail Energy Services - Designated Cash Flow Hedges
Electricity futures	ISO-NE Mass Hub	Q1 2015	various	13,995	–	498,166
Electricity futures	ISO-NE Mass Hub	Q2 2015	various	16,120	–	184,378
Electricity futures	ISO-NE Mass Hub	Q3 2015	various	18,480	15,732	189,116
Electricity futures	ISO-NE Mass Hub	Q4 2015	various	352	–	7,480
Subtotal				48,947	15,732	879,140
Total				9,618,847	$3,802,213	$3,436,002

Results of Operations

Three Months Ended September 30, 2015 and 2014

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Three Months Ended Sept 30,
Dollars in thousands	2015		2014		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Wholesale trading, net	$1,309	10.2%	$1,414	32.1%	$(105)	-7.4%
Retail energy services	10,122	78.6%	2,989	67.9%	7,133	238.6%
Real estate sales	352	2.7%	–	0.0%	352	na
Management services	375	2.9%	–	0.0%	375	na
Construction services	714	5.5%	–	0.0%	714	na
Net revenue	12,872	100.0%	4,403	100.0%	8,469	188.1%

Operating costs & expenses
Cost of retail electricity sold	8,032	63.3%	2,629	59.7%	5,403	205.5%
Cost of real estate sold	297	2.3%	–	0.0%	297	na
Cost of construction services	620	4.9%	–	0.0%	620	na
Retail energy sales & marketing	421	3.3%	41	0.9%	380	926.8%
Compensation & benefits	1,966	15.5%	1,556	35.3%	410	26.3%
Professional fees	818	6.4%	989	22.5%	(171)	-17.3%
Other general & administrative	1,110	8.7%	3,451	78.4%	(2,341)	-67.8%
Trading tools & subscriptions	343	2.7%	376	8.4%	(33)	-8.8%
Total operating expenses	13,607	107.3%	9,042	205.4%	4,565	50.5%

Operating loss	(735)	-5.7%	(4,639)	-105.4%	3,904	-84.2%

Interest expense	(1,009)	-8.0%	(604)	-13.7%	(405)	67.1%
Interest income	319	2.5%	48	1.0%	271	564.6%
Gain on sale of subsidiary	672	5.3%	–	0.0%	672	na
Gain (loss) on foreign currency exchange	(84)	-0.7%	(142)	-3.2%	58	-40.8%
Gain (loss) on sale of marketable securities	(15)	-0.1%	63	1.4%	(78)	-123.8%
Other income	88	0.7%	3	0.1%	85	2833.3%
Other expense, net	(29)	-0.3%	(632)	-14.4%	603	-95.4%

Net income	(764)	-5.9%	(5,271)	-119.7%	4,507	-85.5%
Preferred distributions	(137)	-1.1%	(137)	-3.1%	–	0.0%
Net loss attributable to non-controlling interest	61	0.5%	–	0.0%	61	na

Net income attributable to common	$(840)	-6.5%	$(5,408)	-122.8%	$4,568	-84.5%

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

Market conditions during the third quarter of 2015 were characterized by normal weather, with an average temperature only 0.3° above normal (71.8°F versus 71.5°F), and cheaper than normal natural gas (down about 27% to $2.75/MCF versus the 5 year average of $3.60/MCF).

The third quarter of 2015 was 2% warmer than the same period in 2014, with an average temperature of 71.8°F versus 70.5°F. Heating degree-days for the U.S. in the third quarter of 2015 totaled 48 or 40% below 2014’s figure of 80 and cooling degree-days totaled 865 compared to 764 in 2014. For 2015, the Henry Hub natural gas spot price averaged $2.75/MCF, 31% below 2014’s $3.96 mark. Supplies of gas during 2015 were adequate. Weekly storage levels averaged 3,071 BCF or 20% more than 2014’s level of 2,554 and 3% higher than the 5 year average of 2,981.

	Three Months Ended September 30,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2015	2014	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	48	80	81	(32)	-40%	(33)	-41%
Cooling degree-days	865	764	816	101	13%	49	6%
Avg temperature (°F)	71.8°F	70.5°F	71.5°F	1.3°F	2%	0.3°F	0%

Natural Gas
Henry Hub spot price ($/MCF)	2.75	3.96	3.60	(1.21)	-31%	(0.84)	-23%
Working gas in underground storage, Lower 48 states, EIA weekly estimates (BCF)	3,071	2,554	2,981	517	20%	90	3%

1 - gf"LTA" abbreviates long term average. For weather data, the 30 year period is 1984-2013 and for natural gas the 5 year period is 2009-2013.

The average for the day-ahead PJM West Peak price during the third quarter of 2015 was $40.32/MWh with a standard deviation of $8.97 resulting in a coefficient of variation of 22%, compared to $50.48/MWh, $7.95, and 16% for 2014. The high for the period was $72.74/MWh and the low was $27.58.

As shown by the table below, price levels were generally lower but volatility was slightly higher in 2015 as compared to 2014.

	Three Months Ended September 30,
PJM West Hub Peak Day Ahead			Increase (decrease)
	2015	2014	Units	Percent
Price ($/MWh)
Average	39.23	41.11	(1.88)	-5%
Maximum	102.98	65.21	37.77	58%
Minimum	24.99	30.97	(5.97)	-19%
Standard deviation	11.03	6.31	4.72	75%
Coefficient of variation (stdev ÷ avg)	28%	15%	13%	83%

Daily percentage changes
Average	1.0%	0.1%	0.9%	668%
Maximum	87.5%	35.9%	51.6%	144%
Minimum	-43.1%	-22.0%	-21.1%	96%
Standard deviation	17.2%	10.3%	6.8%	66%

Number of days
Up 10% or more	18	11	7	64%
Between 10% up and 10% down	30	40	(10)	-25%
Down 10% or more	16	13	3	23%

During the third quarter of 2014, the Company settled with FERC and included $1,106,000 as a reduction of revenue that represented the disgorgement of profits and interest. During the second quarter of 2015, the Company sold TCP and SUM, thus revenue for the third quarter of 2015 declined due to less traders. Largely as a result of these factors for the three months period ended September 30, 2015, net trading revenue decreased by $105,000 or 7.4% compared to $1,414,000 for the same period in 2014.

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

For the three months ended September 30, 2015 and 2014, we recorded total revenues in our retail segment of $10,173,000 and $3,043,000, respectively. These totals consisted of retail energy sales of $10,122,000 in 2015 and $2,989,000 in 2014, up 238.7%, and wholesale trading gains of $51,000 and $55,000, respectively. 2015’s results were driven by a 138.9% increase in customers as a result of increased marketing efforts.

The following table details key operating statistics for the periods indicated:

Key Operating Statistics	For/At Three Months Ended September 30,
(in units unless otherwise indicated)			Increase (decrease)
	2015	2014	Units	Percent
Retail electricity sales ($000s)	10,122	2,988	7,134	238.8%
Wholesale trading revenue, net ($000s)	51	55	(4)	-7.3%
Total segment revenues ($000s)	10,173	3,043	7,130	234.3%

Unit sales (MWh)	120,649	33,452	87,197	260.7%
Weighted average retail price (¢/kWh)	8.43	9.10	(0.66)	-7.3%

Customers receiving service, end of period	34,980	14,644	20,336	138.9%

During the three months ended September 30, 2015, retail energy sales revenue increased principally as a result of an increase in customer count. Our customer base is a combination of residential and commercial accounts. We primarily use direct marketing strategies to acquire our customers.

Real estate sales: Revenues from real estate developments, if any, are recognized at the time of sale closing if all significant conditions are satisfied, including adequate down payment, reasonable assurance of collectability of any notes received, and completion of other contract requirements. Recognition of all or part of the revenue is deferred if any significant conditions are not satisfied.

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

The Company recorded real estate sales of $352,000 in the third quarter of 2015.

Management services: During 2015, we began selling management services to third parties. For the three months ended September 30, 2015 we recorded revenue of $375,000.

Construction services: With the acquisition of Noble in September 2015, the Company began generating revenue from providing consulting and construction services, principally to businesses and commercial property owners. Our services including sustainability strategy consulting and integrated energy efficiency design and implementation. Total revenue for the three months ended September 30, 2015 was $714,000.

Cost of retail electricity sold: Our costs of electricity sold include the cost of purchased power, EDC service fees, renewable energy certificates, bad debt expense, and gains net of losses and commissions on derivative contracts used to hedge power purchase costs. Cost of sales does not include the net gain or loss on the economic hedges described above. During the third quarters of 2015 and 2014, we purchased electricity for sale to retail customers from ISOs and wholesale suppliers. We are typically required to maintain cash deposits in separate accounts to meet our wholesale energy vendors’ financial assurance requirements to purchase energy, ancillary services, and capacity which amount is included in “cash in trading accounts”.

For the three months ended September 30, 2015, the Company hedged the cost of 58,080 MWh or 48.14% of the 120,649 MWh of electricity sold to its retail customers in such period using designated derivatives contracts. The comparable figures for the three months ended September 30, 2014, were 17,640 MWh or 52.8% of the 33,416 MWh of electricity sold.

In total, during the three months ended September 30, 2015 and 2014, we recorded costs of retail electricity sold of $8,032,000 and $2,629,000, respectively, resulting in gross income of $2,069,000 in 2015 and $337,000 in 2014. If our economic hedges were treated in the same way as that of the designated hedges, that is, with gains decreasing costs of sales and with losses increasing such, gross margins would have been $2,090,000 in 2015 and $360,000 for 2014.

Cost of real estate sold: The Company recorded cost of real estate sold of $297,000 in the third quarter of 2015. During the quarters ended September 30, 2015 and 2014, the Company capitalized a total of $615,000 and $32,000, respectively, of costs associated with its real estate development activities, consisting primarily of purchases of land for development and construction costs incurred.

Cost of construction services: Included in this expense are costs incurred related to construction service revenue. The category includes material, equipment rental, and installation labor. For the three month period ended September 30, 2015 a total of $620,000 was incurred.

Retail energy sales and marketing: Retail energy sales and marketing costs and expenses include off-line and on-line marketing costs related to retail customer acquisition and retention. Major off-line marketing channels may include out-bound telemarketing, direct mail, door-to-door, mass media (radio, television, print, and outdoor), and affiliates. On-line marketing channels may include paid search, affiliates, comparison shopping engines, banner or display advertising, search engine optimization, and e-mail marketing.

For the third quarter of 2015 we spent $421,000 in marketing compared to $41,000 in the third quarter 2014.

Compensation and benefits: Salaries, wages, and related costs such as employee benefits and payroll taxes consist primarily of base and incentive compensation paid to our administrative officers, energy traders, and other employees.

For the three months ended September 30, 2015 and 2014, salaries, wages, and related costs increased by $410,000 or 26.3% to $1,966,000 compared to $1,556,000 for the same period in 2014. Our personnel expense is directly related to the revenue we record. Although our revenue declined our compensation and benefits has increased with the need for additional executives for the reorganization of the Company.

Professional fees: Professional fees consist of legal expenses, audit fees, tax compliance reporting service fees, and other fees paid for outside consulting services.

For the third quarter 2015, professional fees decreased by $171,000 to $818,000 compared to $989,000 in the third quarter of 2014. The majority of the decrease is due to elimination of the costs of certain independent contractors.

Other general and administrative: Other general and administrative expenses consist of rent, depreciation, travel, outside retail customer service costs, and all other direct office support expenses.

For the third quarter of 2015, these costs decreased by approximately $2,341,000 to $1,110,000 compared to $3,451,000 for 2014. The decrease was primarily related to the FERC settlement which included $2,500,000 of a civil penalty that was included in other general and administrative expenses. After that consideration the costs have really increased, primarily for marketing and administrative expenses associated with the Notes Offering. We incurred $563,000 and $429,000 in marketing and administrative expenses associated during the third quarter of 2015 and 2014, respectively.

Trading tools and subscriptions: Trading tools and subscriptions consist primarily of amounts paid for services that provide weather reports and forecasting, electrical load forecasting, congestion analysis and other factors relative to electricity production and consumption.

For the three months ended September 30, 2015, trading tools and subscriptions expense decreased by $33,000 to $343,000 compared to $376,000 for the same period in 2014, primarily due to the decreased need for subscriptions due to the sale of TCP in June of 2015.

Other income (expense): Interest income on securities is recorded in other income and fair value is reported on the balance sheet. Securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which may indicate impairment.

Other expense, net of other income, was $29,000 for the third quarter of 2015 compared to $632,000 for the same period in 2014. Interest expense increased by $405,000 to $1,009,000 for the 2015 period compared to $604,000 for the same period in 2014, primarily due to an increase in outstanding debt. During the third quarter of 2015, the Company recognized $672,000 of gain on the sale of TCP to Angell. For the three months ended September 30, 2015, interest income increased to $319,000 compared to $48,000 for the same period in 2014, due to an increase in interest bearing assets outstanding.

Preferred distributions: During the third quarters of 2015 and 2014, we distributed $137,000 to our preferred unit holder.

Nine Months Ended September 30, 2015 and 2014

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For The Nine Months Ended September 30,
Dollars in thousands	2015		2014		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Wholesale trading, net	$13,081	34.2%	$32,741	80.1%	$(19,660)	-60.0%
Retail energy services	23,566	61.7%	8,115	19.9%	15,451	190.4%
Real estate sales	352	0.9%	–	0.0%	352	na
Management services	500	1.3%	–	0.0%	500	na
Construction services	714	1.9%	–	0.0%	714	na
Net revenue	38,213	100.0%	40,856	100.0%	(2,643)	-6.5%

Operating costs & expenses
Cost of retail electricity sold	20,350	53.5%	8,897	21.8%	11,453	128.7%
Cost of real estate sold	298	0.8%	–	0.0%	298	na
Cost of construction services	620	1.6%	–	0.0%	620	na
Retail energy sales & marketing	1,024	2.7%	192	0.5%	832	433.3%
Compensation & benefits	11,195	29.4%	15,849	38.8%	(4,654)	-29.4%
Professional fees	2,135	5.6%	2,117	5.2%	18	0.9%
Other general & administrative	3,420	9.0%	5,118	12.5%	(1,698)	-33.2%
Trading tools & subscriptions	1,025	2.7%	1,005	2.5%	20	2.0%
Total operating expenses	40,067	105.4%	33,178	81.2%	6,889	20.8%
Operating loss	(1,854)	-4.9%	7,678	18.8%	(9,532)	-124.1%

Interest expense	(2,678)	-7.0%	(1,587)	-3.9%	(1,091)	68.7%
Interest income	539	1.4%	100	0.2%	439	439.0%
Gain on sale of subsidiary	672	1.8%	–	0.0%	672	na
Gain (loss) on foreign currency exchange	417	1.1%	(402)	-1.0%	819	203.7%
Gain (loss) on sale of marketable securities	(13)	0.0%	66	0.2%	(79)	-119.7%
Other income	171	0.4%	6	0.0%	165	2750.0%
Other expense, net	(892)	-2.3%	(1,817)	-4.4%	925	-50.9%
Net income	(2,746)	-7.2%	5,861	14.3%	(8,607)	-146.9%

Preferred distributions	(412)	-1.1%	(412)	-1.0%	–	0.0%
Net loss attributable to non-controlling interest	61	0.4%	–	0.0%	61	na
Net income attributable to common	$(3,097)	-8.1%	$5,449	13.3%	$(8,546)	-156.8%

Wholesale trading revenue: Market conditions during the first nine months of 2015 were characterized by normal weather, with an average temperature of 56.9°F versus a normal of 56.9°F and cheaper than normal natural gas, down about 26% to $2.80/MCF versus the 5 year average of $3.76/MCF.

Heating degree-days for the U.S. in the 2015 period totaled 2,864 or 6% below 2014’s figure of 3,054 and cooling degree-days totaled 1,335 compared to 1,182 in 2014. For the first nine months of 2015, the Henry Hub natural gas spot price averaged $2.80/MCF, 39% below 2014’s $4.57 mark. Supplies of gas during 2015’s first nine months were good. Weekly storage levels averaged 2,402 BCF or 31% more than 2014’s level of 1,832 and 1% lower than the 5 year average of 2,417.

	Nine Months Ended September 30,
				Increase (decrease)
	Units			This year vs last year		This year vs LTA
	2015	2014	LTA (1)	Units	Percent	Units	Percent
U.S. Weather
Heating degree-days	2,864	3,054	2,745	(190)	-6%	119	4%
Cooling degree-days	1,335	1,182	1,227	153	13%	108	9%
Avg temperature (°F)	56.9°F	55.2°F	56.9°F	1.7°F	3%	0.0°F	0%

Natural Gas
Henry Hub spot price ($/MCF)	2.80	4.57	3.76	(1.77)	-39%	(0.96)	-26%
Working gas in underground storage, Lower 48 states, EIA weekly estimates (BCF)	2,402	1,832	2,417	571	31%	(15)	-1%

1 - "LTA" abbreviates long term average. For weather data, the 30 year period is 1984-2013 and for natural gas the 5 year period is 2009-2013.

This return to normal market conditions showed up in decreased volatility in wholesale electricity prices as measured by the PJM West Hub peak price. The average for the day-ahead mark during the first nine months of 2015 was $43.89/MWh with a standard deviation of $22.38 resulting in a coefficient of variation of 51%, compared to $58.65/MWh, $54.81, and 93% for the comparable 2014 period. The high for 2015 year to date was $237.48/MWh, 64% lower than 2014’s comparable figure of $655.75/MWh, and the low was $27.58 or 6% lower than the prior period’s level of $26.49. As shown by the table below, price levels and volatility were generally lower in 2015 as compared to 2014.

	Nine Months Ended September 30,
PJM West Hub Peak Day Ahead			Increase (decrease)
	2015	2014	Units	Percent
Price ($/MWh)
Average	43.89	58.65	(14.76)	-25%
Maximum	237.48	655.75	(418.27)	-64%
Minimum	24.99	26.49	(1.49)	-6%
Standard deviation	22.38	54.81	(32.43)	-59%
Coefficient of variation (stdev ÷ avg)	51%	93%	-42%	-45%

Daily percentage changes
Average	2.1%	2.5%	-0.5%	-19%
Maximum	209.3%	200.3%	9.0%	4%
Minimum	-63.5%	-78.1%	14.7%	-19%
Standard deviation	23.4%	25.8%	-2.4%	-9%

Number of days
Up 10% or more	54	51	3	6%
Between 10% up and 10% down	84	90	(6)	-7%
Down 10% or more	53	50	3	6%

Net trading revenue for the nine months ended September 30, 2015 decreased to $13,081,000 or by 60% compared to $32,741,000 for the same period in 2014. In addition to the reduction in favorable trading opportunities and revenue caused by the return of more normal weather compared to 2014’s polar vortex, 2014’s figures also include revenues from FTR trading activity (discontinued in May 2015) and TCP and SUM (sold on June 1, 2015).

Retail electricity sales: For the nine months ended September 30, 2015 and 2014, we recorded total revenues in our retail segment of $23,285,000 and $10,220,000, respectively. These totals consisted of retail energy sales of $23,566,000 in 2015 and $8,115,000 in 2014, up 190.4%, and a wholesale trading loss of $281,000 in 2015 and a gain of $2,105,000 in 2014. 2015’s results were driven by a 138.9% increase in customers as a result of increased marketing efforts.

The following table details key operating statistics for the periods indicated:

Key Operating Statistics	For/At Nine Months Ended September 30,
(in units unless otherwise indicated)			Increase (decrease)
	2015	2014	Units	Percent
Retail electricity sales ($000s)	23,566	8,115	15,451	190.4%
Wholesale trading revenue, net ($000s)	(281)	2,105	(2,386)	-113.3%
Total segment revenues ($000s)	23,285	10,220	13,065	127.8%
Unit sales (MWh)	268,797	80,655	188,142	233.3%
Weighted average retail price (¢/kWh)	8.66	12.67	(4.01)	-31.6%
Customers receiving service, end of period	34,980	14,644	20,336	138.9%

Real estate sales: During the nine months ended September 30, 2015, the Company recorded real estate sales of $352,000.

Management services: For the nine months ended September 30, 2015 we recorded management services revenue of $500,000.

Construction services: With the acquisition of Noble in September 2015, total construction service revenue for the nine months ended September 30, 2015 was $714,000.

Cost of retail electricity sold: For the nine months ended September 30, 2015, the Company hedged the cost of 92,355 MWh (34.4%) of the 268,796 MWh of electricity sold to its retail customers in such period via designated derivatives. For the year, our hedges had the effect of increasing the cost of retail electricity sold by $1,700,000.

As shown by the Open Derivative Contracts table on page 62, as of September 30, 2015, we had designated futures contracts for 352 MWh as cash flow hedges of expected electricity purchases in the remainder of 2015. $14,080 of the net loss on the 2015 contracts was deferred and included in AOCI. These amounts are expected to be reclassified to cost of energy sold by December 31, 2015.

As shown by the Open Derivative Contracts table on page 62, as of December 31, 2014, we had hedged the cost of 48,947 MWh (approximately 10.5% of 2015’s expected electricity purchases for the customers receiving service from us as of that date) and $863,408 of the net loss on the effective portion of the hedge was deferred and included in AOCI. This amount is expected to be reclassified to cost of retail electricity sold by December 31, 2015.

Principally as a result of increases in the amount of energy used per customer, increased costs, and an increase customer count, for the nine months ended September 30, 2015, our cost of retail electricity sold, net of losses on designated hedges, increased by $11,453,000 or 128.7% to $20,350,000 compared to $8,897,000 for the same period in 2014.

Cost of real estate sold: During the nine months ended September 30, 2015 and 2014, the Company recorded costs of real estate sold of $298,000 and zero, respectively. Also during the respective 2015 and 2014 periods, $1,570,000 and $88,000 of costs associated with real estate development, consisting primarily of purchases of land for development and construction costs incurred, were capitalized.

Cost of construction services: For the nine month period ended September 30, 2015 a total of $620,000 of construction services costs were incurred.

Retail energy sales and marketing: For the nine month periods ended September 30, 2015 and 2014, we spent $1,024,000 and $192,000, respectively, on retail energy sales and marketing, principally on outbound telemarketing.

Compensation and benefits: During the nine month periods ended September 30, 2015 and 2014, salaries, wages, and related costs decreased by $4,654,000 or 29.4% to $11,195,000, compared to $15,849,000 for the same period in 2014. A substantial portion of our personnel expense is directly related to the revenue we record, since trader compensation is tied to revenue production, this decrease in expense is in line with the decrease in revenues.

Professional fees: For the nine months ended September 30, 2015, professional fees increased by $18,000 to $2,135,000 compared to $2,117,000 for the 2014 comparable period, due principally to legal fees incurred in connection with the restructuring.

Other general and administrative: For the period ended September 30, 2015, these costs decreased by approximately $1,698,000 to $3,420,000 compared to $5,118,000 for 2014, $2,500,000 FERC penalty from 2015’s figure. Other general and administrative expenses actually increased. The increase was mainly associated with increase after considering the 2014 spending on marketing and administrative expenses associated with the Notes Offering. We incurred $1,666,000 and $992,000 in marketing and administrative expenses associated with our Notes during the nine months ended September 30, 2015, and 2014, respectively.

Trading tools and subscriptions: For the nine months ended September 30, 2015 and 2014, trading tools and subscription expense increased by $20,000 or 2% to $1,025,000 compared to $1,005,000 for the same period in 2014, primarily due to an increase in volumetric fees incurred for retail billing services.

Other income (expense): Other expense, net of other income, decreased by $925,000 to $892,000 for the nine months ended September 30, 2015 compared to $1,817,000 for the same period in 2014.

Interest expense increased to $2,678,000 for the 2015 year to date period compared to $1,587,000 for the same period in 2014. The increase was attributed primarily to an increase in outstanding debt to $27,619,000 as of September 30, 2015 compared to $19,288,000 outstanding as of December 31, 2014 and $16,348,000 as of September 30, 2014 compared to $10,185,000 outstanding as of December 31, 2013.

During the nine months ended September 30 2015, the Company recognized $672,000 of gain on the sale of TCP. Interest income increased to $539,000 from $100,000 for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to an increase in interest bearing asset balances, including the Ultra Green convertible notes, the Angell note, and the Noble revolver. The gain on foreign currency exchange was $417,000 for the nine months ended September 30, 2015 compared to a loss of $402,000 in the 2014 period.

Preferred distributions: During each of the nine month periods ended September 30, 2015 and 2014, we distributed $412,000 to our preferred unit holder.

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

The following table measures our liquidity and capital resources as of the dates indicated:

	At
	September 30, 2015		December 31, 2014		Increase (decrease)
	Dollars	Percent of total assets	Dollars	Percent of total assets	Dollars	Percent
Liquidity
Cash - unrestricted	$2,346	7.9%	$2,397	7.5%	$(51)	-2.1%
Cash in trading accounts	8,921	29.9%	21,100	66.4%	(12,179)	-57.7%
Accounts receivable	6,211	20.8%	2,394	7.5%	3,817	159.4%
Total liquid assets (1)	17,478	57.8%	25,891	81.6%	(8,413)	-32.5%
Total assets	$30,522	100.0%	$31,770	100.0%	(1,900)	-6.0%

Capital Resources
Demand or current	$13,613	45.6%	$8,652	27.2%	$4,961	57.3%
Long term	13,506	44.2%	10,636	33.5%	2,870	27.0%
Total debt	27,619	90.8%	19,288	60.7%	7,831	40.6%

Series A preferred	2,745	9.2%	2,745	8.6%	–	0.0%
Common	(9,024)	-30.2%	(194)	-0.6%	(8,830)	4551.4%
Accumulated other comprehensive income	444	1.5%	147	0.5%	297	202.0%
Non-controlling interest	523	1.8%	–	0.0%	523	na
Total equity	(5,312)	-17.8%	2,698	8.5%	(8,010)	-296.9%
Total capitalization	$21,807	73.0%	$21,986	69.1%	$(365)	-1.7%

1 - The closest GAAP measure to "total liquid assets" is total current assets which were $18,983 as of September 30, 2015 and $26,619 as of December 31, 2014.

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2015 and 2014 as derived from the statements of cash flows included in this Form 10-Q.

	For the Nine Months Ended September 30,
Dollars in thousands			Increase (decrease)
	2015	2014	Dollars	Percent
Net cash provided by (used in):
Operating activities	$390	$733	$(343)	(46.8)%
Investing activities	(1,025)	(3,243)	2,218	(68.4)%
Financing activities	(76)	1,897	(1,973)	(104)%
Net cash flow	(711)	(613)	(98)	16.0%

Effect of exchange rate changes on cash	660	360	300	83.3%

Cash - unrestricted:
Beginning of period	2,397	3,190	(793)	-24.9%
End of period	$2,346	$2,938	$(519)	-20.1%

For the nine month period ended September 30, 2015, we generated $390,000 from operating activities. The largest source of cash from operations was a decrease in trading accounts and deposits of $7,159,000 due to the sale of TCP and exiting the FTR market while the largest use was a $3,634,000 decrease in accrued compensation. Accounts payable also increased by $1,244,000 mainly for the cost of retail electricity sold, which was directly related to the growth in the customer count during the period. Growth in accounts receivable also used $2,066,020 of cash.

During the nine months ended September 31, 2015, we used $1,025,000 of cash for investing activities, primarily due to a net purchase of marketable securities of $256,000 and the increase of $481,000 towards development of real estate. For the same period, we used $76,000 of cash from financing activities. Our total debt net of repayments, increased by $6,368,000 and we paid of $6,144,000 in distributions. Of the total distributions amount, $412,000 was paid to the holder of our preferred units and $5,732,000 was paid to our common unit holders.

For the nine months ended September 30, 2014, we generated $733,000 from operating activities. The largest source of cash from operations was net income of $5,861,000 and the major use was an increase in cash in trading accounts of $9,085,000. During 2014, we used $3,243,000 of cash for investing activities, with the largest expenditures being for $999,000 to secure our position with the Canadian court in conjunction with the former employee litigation, the purchase of marketable securities of $914,000, our investment in Ultra Green’s convertible notes of $1,567,000, and the acquisition of DEG for $680,000. For the period, the Company generated net cash of $1,897,000 from financing activities, including a net increase in debt of $5,935,000 (to $16,348,000 at September 30, 2014 from $10,185,000 as of December 31, 2013), and payment of $4,039,000 in distributions. Of the total distribution amount, $412,000 was paid to the holder of our preferred units and $3,627,000 was paid to our common unit holders.

Financing

In February 2012, we executed a $25,000,000 Margin Line with ABN AMRO. The Margin Agreement provides CEF with an uncommitted $25,000,000 revolving line of credit for which it pays a commitment fee of $35,000 per month. Loans under the Margin Agreement are secured by all balances in CEF’s trading accounts with ABN AMRO, are payable on demand, and bear interest at an annual rate equal to 1.00% in excess of the Federal Funds Target Rate, or approximately 1.25%. Under the original Margin Agreement, the Company was also subject to certain reporting, affirmative, and negative covenants, including maintenance of minimum account net liquidating equity as defined of $3,000,000, a maximum loan ratio as defined of 12.5:1, and minimum consolidated tangible net worth of 4% of the amount of the Margin Line or $1,000,000. The Margin Agreement was amended on May 31, 2013 to reduce the uncommitted credit line to $15,000,000, the commitment fee to $25,000 per month, and the covenant with respect to net liquidating equity as defined to $1,500,000. There were no borrowings outstanding under the Margin Line as of September 30, 2015.

On May 10, 2012, our registration statement on Form S-1 relating to the offer and sale of our Renewable Unsecured Subordinated Notes (File No. 333-179460) was declared effective by the SEC, and the offering commenced on May 15, 2012. The registration statement on Form S-1 covers up to $50,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes. For the nine month periods ended September 30, 2015 and 2014, we incurred $1,666,000 and $992,000, respectively, of offering-related expenses, including marketing and printing expense, legal and accounting fees, filing fees, and trustee fees. These costs and expenses are expensed as incurred. From the effective date of May 10, 2012 through November 6, 2015, the termination date of the offering under the 2012 Form S-1, we sold a total of $29,109,000 in principal amount of Notes and repaid $5,524,000, for a net raise of $23,585,000.

On May 8, 2015, we filed a replacement registration statement on Form S-1 relating to the offer and sale of our Notes (File No. 333-203994). The 2015 Form S-1 covers up to $75,000,000 in principal amount of 3 and 6 month and 1, 2, 3, 4, 5, and 10 year notes. The registration statement was declared effective by the SEC on November 13, 2015 and the offering recommenced on November 13, 2015.

On May 12, 2014, the Company drew $700,000 under RBC Line. Advances under the RBC Line bear interest at a variable annual interest rate of 1 month LIBOR plus 2.25% set at the time of advance for a 30 day term, mature at various dates, and are collateralized by assets held in the Company’s marketable securities account. RBC is not obligated to make any extensions of credit to the Company and availability of funds may be increased or decreased by RBC in its sole and absolute discretion. Prepayment of any outstanding principal under the RBC Line may subject the Company to LIBOR break funding costs. There were no borrowings outstanding under the RBC Line as of September 30, 2015

On June 16, 2014, the Company purchased a single family home in Garrison, Minnesota for use as a corporate retreat for a purchase price of $285,000, paid with $57,000 of cash and the proceeds of a $228,000 note advanced by Security State Bank and secured by a first mortgage. The loan is payable in 239 equal installments of $1,482 due on the 16th of each month beginning on July 16, 2014 and one irregular installment of $1,482 due on June 16, 2034 (the “maturity date”). The note bears interest at an annual rate equal to the prime rate as published from time to time by The Wall Street Journal plus 0.75%, subject to a floor of 4.75%. Whenever increases occur in the interest rate, Security State Bank, at its option and with notice to the Company, may: (a) increase the Company’s payments to insure the loan will be paid off by the maturity date; (b) increase the Company’s payments to cover accruing interest; (c) increase the number of the Company’s payments; or (d) continue the payments at the same amount and increase the Company’s final payment. The loan may be prepaid in whole or in part at any time without penalty.

On October 14, 2014, REH, TSE, and TSEE entered into a Credit Agreement with the Toronto, Ontario branch of Maple Bank GmbH, expiring October 31, 2016. The Maple Agreement provides the Company’s retail energy services businesses with a revolving line of credit of up to $5,000,000 in committed amount secured by a first position security interest in all of the assets of REH and its subsidiaries, a pledge of the equity of such businesses by the Company, and certain validity and financial guarantees. Availability of loans is keyed to advance rates against eligible receivables as defined. Any loans outstanding bear interest at an annual rate equal to 3 month LIBOR, subject to a floor of 0.50%, plus a margin of 6.00%. In addition, the Company is obligated to pay an annual fee of 1.00% of the committed amount on a monthly basis and a monthly non-use fee of 1.00% of the difference between the committed amount and the average daily principal balance of any outstanding loans. The Company is also subject to certain customary reporting, affirmative, and negative covenants. On August 4, 2015, the Maple Revolver was amended to increase the committed amount to $7,500,000. As of September 30, 2015, there was $2,663,000 outstanding under the Maple Revolver.

Citizens Independent Bank

On July 24, 2014, Noble, entered into a line of credit agreement with Citizens Independent Bank, expiring August 1, 2015. The agreement provides Noble with a line of credit of up to $500,000 in committed amount secured by property and assets as the lender may require and guarantees. Availability of loans is keyed to advance rates against certain eligible receivables as defined. Any loans outstanding bear interest at 1% above the base rate established by the bank. Noble is also subject to certain reporting, affirmative, negative covenants, and must pay down the line to $250,000 for a thirty consecutive day period. As of September 30, 2015, there was $245,700 outstanding under the agreement and were in negotiations with the lender on the terms of the line.

US Bank Cash Flow Manager

On October 21, 2013, Noble, entered into a line of credit agreement with US Bank Cash Flow Manager, with all advances maturing on February 19, 2020. The agreement provides Noble with a line of credit of up to $250,000 in committed amount secured by personal guarantees of the owners of Noble. Any loans outstanding bear interest at an annual rate equal to prime plus 4.5%. As of September 30, 2015, there was $67,178 outstanding under the agreement.

Ford Credit

On June 13, 2014, Noble entered into a loan agreement with Ford Credit for the purchase of a vehicle. The note calls for sixty monthly payments of $664.43, bears interest at 6.7%, and is secured by the vehicle. As of September 30, 2015, the balance remaining on the note was $26,357.

Ally Financial

On December 26, 2012, Noble entered in a loan agreement Ally Financial for the purchase of a vehicle. The note calls for seventy two monthly payments of $587.65, bears interest at 4.9%, and is secured by the vehicle. As of September 30, 2015, the balance remaining on the note was $22,100.

On November 21, 2014, American Land and Cyclone entered into four construction loan agreements, each for a committed amount of $205,000 or $820,000 in total. Each commitment is secured by a mortgage on a lot (numbers 1, 2, 3, and 4) in Block 1 of Fox Meadows 3rd Addition and is also personally guaranteed by Mr. Krieger. Fox Meadows is a townhouse development located in Lakeville, Minnesota in which Cyclone owns 35 attached residential building sites. Proceeds of the Construction Loans will be used to construct the first four spec/model homes on Cyclone’s Fox Meadows property. Draws on the Fox Meadows Construction Loans bear interest at the higher of: (a) 6.50% or (b) the prime rate as reported from time to time by The Wall Street Journal plus 3.00%. Interest only is payable monthly on the 10th, the notes mature on November 21, 2015, and will renew for an additional three months if not paid by then. The loans may be prepaid in whole or in part at any time without penalty.

On February 24, 2015, American Land and Cyclone entered into a construction loan agreement for a committed amount of $485,000 secured by a mortgage on Lot 2, Block 1, Territory 1st Addition, also referred to as “21580 Bitterbush Pass”. The loan is personally guaranteed by Mr. Krieger and proceeds will be used to construct a home on the property. Draws bear interest at the higher of: (a) 6.50% or (b) the prime rate as reported from time to time by The Wall Street Journal plus 3.00%. Interest only is payable monthly on the 10th and the note matures on November 24, 2015. The loan may be prepaid in whole or in part at any time without penalty.

As of September 30, 2015, there was $1,075,000 outstanding under the American Land Construction Loans and the Company was in compliance with all terms and conditions of the agreements.

On December 23, 2014, via an assignment and assumption agreement between Cyclone and Kenyon, a related party, Cyclone took ownership of a 10 acre parcel of undeveloped land located at 170xx Texas Avenue, Credit River Township, Minnesota and assumed a $120,000 note secured by a mortgage on the property and owed to Lakeview Bank (the “Lakeview Bank Mortgage”). The Lakeview Bank Mortgage bears interest at the highest prime rate reported as such from time to time by The Wall Street Journal. Interest only is payable monthly on the 25th, the note matures on April 30, 2016. The loan may be prepaid in whole or in part at any time without penalty. As of September 30, 2015, there was $120,000 outstanding under the Lakeview Bank Mortgage.

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

Critical Accounting Policies and Estimates

Principles of Consolidation and Variable Interest Entities

The Company evaluates the need to consolidate affiliates based on standards set forth in the FASB’s ASC 810 Consolidation and follows ASC 810-10-15 guidance with respect to accounting for variable interest entities (“VIEs”).

In determining whether or not we are required to consolidate the accounts of an entity, management considers factors such as our ownership interest, our authority to make decisions, the contractual and substantive participating rights of equity holders, and whether or not the entity is a VIE in which we have a controlling financial interest.

A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. Variable interests are contractual, ownership, or other pecuniary interests that change with changes in the fair value of the entity’s net assets. A party is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides the party with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances.

Business Combinations, Acquisitions, and Non-Controlling Interests

The Company accounts for business combinations in accordance with ASC 805, Business Combinations (“ASC 805”), which requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition at fair value at the transaction date. The excess of the cost of the acquisition over the interest in the fair value of the identifiable net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred.

Acquisitions are recorded based upon preliminary allocations of the purchase price to management’s assessment of the fair values of tangible and intangible assets acquired and any liabilities assumed. The allocation process involves a considerable amount of subjective judgment, and preliminary estimates of fair value are subject to adjustment as additional information is obtained and finalized, up to one year after the date of acquisition. Estimates are based on assumptions the Company believes to be reasonable, however, actual results may differ from these estimates.

Ownership interests in an operating entity are represented by the number of units owned and income is allocated to owners based on the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the entity’s governance documents.

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

Profits Interest Payments

One of our current second-tier subsidiaries (CEF) has Class B members as did SUM. Under the terms of such subsidiary’s member control agreement, Class B members have no voting rights, are not required to contribute capital, and have no rights to distributions following termination of employment, but are entitled to a defined share of profits while employed. Since Class B members have no corporate governance rights or risk of capital loss (or gain), they do not own non-controlling equity interests and profits interest payments are recorded as compensation expense during the period earned and are classified as accrued compensation on the balance sheet.

For the three and nine month periods ended September 30, 2015 and 2014, we recorded $66,000, $143,000, $2,339,000, and $5,567,000, respectively, in compensation and benefits, representing the allocation of profits to Class B members. The amount of accrued profits interests included in accrued compensation at September 30, 2015 and 2014 was $255,000 and $150,000, respectively.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in our normal business activities. Market risk is the potential loss that may result from changes associated with an existing or forecasted financial or commodity transaction. The types of market risk we are exposed to are commodity price, interest rate, liquidity, credit, and currency exchange. In order to manage these risks, we may use various fixed price forward purchase and sales contracts, futures and option contracts, and swaps and options traded in the over-the-counter financial markets.

Commodity Price Risk

Commodity price risks result from exposure to volatility or changes in spot and forward prices and correlations between various commodities, such as natural gas, electricity, coal, oil, and emissions credits.

We manage the commodity price risk associated with our retail load serving obligations by entering into various contracts to hedge variability in future cash flows due to forecasted sales and purchases of electricity. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges as well as in over-the-counter markets. The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operation and other factors.

In our wholesale trading businesses, we measure the risk of our portfolio using several analytical methods, including position limits, stop loss, stress testing, and VaR. Our daily long term VaR model is based upon log-normal returns calculated from the last 30 business days of prices at the 95% confidence level (1.645 standard deviations) with a one day liquidity assumption. Our short term VaR model measures the risk of virtual and up-to-congestion transactions and is based upon 4 years of seasonal prices at the 95% confidence level with a one day liquidity assumption. VaR is calculated daily, using positions and prices updated to the close of business on the previous day. The price history used is ideally that of the instrument held; however, in those cases where such prices are unavailable, benchmarking is used. Our VaR calculations always use the market value of the position, not its cost. In the case of a position which is likely to take more than a day to close out, VaR is multiplied by the square root of the average days to liquidate, assuming a stressed market.

The VaR model we apply to FTRs (“illiquid VaR”) is based upon 5 years of seasonal prices at the 95% confidence level but with no liquidity assumption, that is, we assume we will be unable to exit the position prior to its maturity due to a lack of trading activity. As a result of this liquidity assumption, the VaR of our FTRs may not be added to that of our other positions. As of September 30, 2015 and 2014, the longest tenor of our FTR positions was zero and 8 months, respectively.

The following table summarizes our liquid VaR as of and for the nine months ended September 30, 2015 and 2014:

	At/for nine months ended September 30,		Increase (decrease)
	2015	2014	Units	Percent
Liquid VaR
As of period end	$380,518	$437,895	$(57,377)	-13.1%
For the period:
Minimum	$309,855	$38,174	$271,681	711.7%
Average	749,318	693,581	55,737	8.0%
Maximum	1,781,771	3,343,448	(1,561,677)	-46.7%

VaR, pct of cash in trading accounts
As of period end	4.27%	2.65%	1.61%	60.8%
For the period:
Minimum (1)	2.06%	0.28%	1.78%	629.9%
Average (1)	4.99%	5.14%	-0.15%	-2.8%
Maximum (1)	11.87%	24.77%	-12.90%	-52.1%

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

The value of the derivative financial instruments we hold for trading purposes and as cash flow hedges is significantly influenced by forward commodity prices. Periodic changes in forward prices could cause significant changes in the marked-to-market (“MTM”) valuation of these contracts. For example, assuming that all other variables remain constant:

	Average percentage change in mark-to-market valuation			Dollar change in mark-to-market valuation
Percentage change in forward price from September 30, 2015	Derivatives held for trading	Economic hedges	Cash flow hedges	Derivatives held for trading	Economic hedges	Cash flow hedges
10%	286.4%	54.5%	17.3%	31,121	27,570	2,429
5%	143.2%	27.3%	8.6%	15,561	13,785	1,214
1%	28.6%	5.5%	1.7%	3,112	2,757	243
-1%	-28.6%	-5.5%	-1.7%	(3,112)	(2,757)	(243)
-5%	-143.2%	-27.3%	-8.6%	(15,561)	(13,785)	(1,214)
-10%	-286.4%	-54.5%	-17.3%	(31,121)	(27,570)	(2,429)

Interest Rate Risk

As of September 30, 2015, we had $4,439,000 of variable rate debt outstanding and at December 31, 2014, we had $1,635,000 of such debt outstanding. The interest rates charged on such are based in part on changes in certain market indices plus a credit margin, but are subject to “floors”, which may have the effect of converting variable rates to fixed rates and such was the case at September 30, 2015 and December 31, 2014. Consequently, at either date, we had no variable rate debt, although in the future we may be exposed to fluctuations in interest rates. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars, and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument.

Liquidity Risk

Liquidity risk arises from our general funding needs and the management of our assets and liabilities. We are exposed to additional collateral posting or margin requirements with market operators if price volatility or levels increase. Based on a sensitivity analysis for positions under marginable contracts, a 20% change in electricity prices would cause an increase in margin collateral posted of approximately $122,000 as of September 30, 2015. This analysis uses simplified assumptions and is calculated based on portfolio composition and margin-related contract provisions as of September 30, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 - Legal Proceedings

See “Note 19 - Commitments and Contingencies” on page 41 of this Form 10-Q for a discussion of certain legal proceedings.

Item 1A - Risk Factors

No material changes from prior disclosure.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Organization of Aspirity Holdings LLC (formerly known as Twin Cities Power Holdings, LLC), effective July 14, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed July 15, 2015).
3.2	Amended and Restated Bylaws of Aspirity Holdings LLC (formerly known as Twin Cities Power Holdings, LLC), effective July 14, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed July 15, 2015).
4.4	Aspirity Holdings LLC (formerly known as Twin Cities Power Holdings, LLC) Renewable Unsecured Subordinated Notes Subscription Agreement (incorporated by reference to Exhibit 4.4 to the Registrant's Form 8-K filed July 20, 2015).
10.1	Equity Interest Purchase Agreement, dated June 1, 2015, by and between Angell Energy, LLC and Twin Cities Power Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q/A filed August 17, 2015).
10.2	Secured Promissory Note, dated June 1, 2015, between Angell Energy, LLC and Twin Cities Power Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q/A filed August 17, 2015).
10.3	Security and Guarantee Agreement, dated June 1, 2015, by and among Angell Energy, LLC, Michael Angell, Twin Cities Power, LLC, Summit Energy, LLC, and Twin Cities Power Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q/A filed August 17, 2015).
10.4	Administrative Services Agreement, dated June 1, 2015, by and between Angell Energy, LLC and Apollo Energy Services, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q/A filed August 17, 2015).
10.5	DataLive Software License, dated June 1, 2015, by and between Apollo Energy Services, LLC and Angell Energy, LLC (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q/A filed August 17, 2015).
10.6	Office Sublease Agreement, dated June 4, 2015, by and between Bell State Bank & Trust and Aspirity Holdings LLC (formerly known as Twin Cities Power Holdings, LLC) (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed July 20, 2015).
22.1	Form of Noteholder Solicitation Cover Letter, dated June 2, 2015 (incorporated by reference to Exhibit 22.1 to the Registrant's Form 8-K filed June 2, 2015).
22.2	Frequently Asked Questions, dated June 2, 2015 (incorporated by reference to Exhibit 22.2 to the Registrant's Form 8-K filed June 2, 2015).
22.3	Solicitation of Votes from Holders of the Renewable Unsecured Subordinated Notes of Twin Cities Power Holdings, LLC, dated June 2, 2015 (incorporated by reference to Exhibit 22.3 to the Registrant's Form 8-K filed June 2, 2015).
22.4	Form of Ballot, dated June 2, 2015 (incorporated by reference to Exhibit 22.4 to the Registrant's Form 8-K filed June 2, 2015).

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ASPIRITY HOLDINGS LLC

Dated: November 16, 2015	By:	/s/ Timothy S. Krieger
Timothy S. Krieger
Chief Executive Officer, President and Chairman of the Board (principal executive officer)

Dated: November 16, 2015	By:	/s/ Wiley H. Sharp III
Wiley H. Sharp III
Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

