Form 10-K/A
period 2015-12-31
ASPIRITY HOLDINGS LLC
filed 2016-05-23
CIK 1541354

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

ii

Introduction

This Form 10-K/A is being filed for the purpose of restating our balance sheet as of December 31, 2015 with respect to three line items within the members’ equity section - common equity, total members’ equity, and non-controlling interest. Total equity remains unchanged after the reclassification. These changes are also reflected in Items 6, 7 and 8.

In addition, we are revising Item 1A to add an additional risk factor and Item 9A to amend our disclosures and conclusions regarding our disclosure controls and procedures and our internal control over financial reporting.

Part I

Item 1A – Risk Factors

We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective which could adversely affect our ability to accurately report our financial results.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our internal controls. Because of deficiencies related to financial reporting of and the accounting for non-routine or complex transactions, we concluded that as of December 31, 2015, our disclosure controls and procedures were not effective. Until we have been able to test the operating effectiveness of our remediated internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our ability to comply with applicable financial reporting requirements. If that were to occur, purchasers of our Notes could be using inaccurate financial information with which to make their investment decision.

Part II

Item 6 – Selected Consolidated Financial Data

Total members’ equity in the table below has been restated. See also Note 28 to the consolidated financial statements.

Dollars in thousands unless otherwise indicated	Years ended December 31
2015	2014
Statements of Operations Data
Net revenue	$48,124	$49,841
Total operating expenses	52,489	43,402
Operating income (loss)	(4,365)	6,440
Net other income (expense)	(444)	(2,661)
Income (loss) before income taxes	(4,809)	3,779
Provision for taxes	(47)	-
Net income (loss)	(4,762)	3,779
Preferred distributions	(549)	(549)
Noncontrolling interests	(468)	-
Net income attributable to common	$(4,843)	$3,230
Ratio of earnings to fixed charges (1)	-0.21	x	2.47	x

Balance Sheet Data
Cash and trading deposits	$10,379	$23,497
Total assets	28,999	31,770
Total debt	27,630	19,288
Total liabilities	37,050	29,072
Total members’ equity (restated)	(4,755)	2,698

1	Fixed charges include interest expense, one-third of operating lease rental expense as reported in the footnotes to our financial statements, and amortization of deferred financing costs. We have included one-third of the operating lease rental expense because that is the portion the Company estimates to be the interest component attributable to such rent expense, with the remaining two-thirds considered to be depreciation.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity, Capital Resources, and Cash Flow

The common equity, total members’ equity, and non-controlling interest amounts as of December 31, 2015 in the following table have been restated. See also Note 28 to the consolidated financial statements.

Dollars in thousands; may not add due to rounding	At December 31,
	2015 Restated		2014		Increase (decrease)
	Dollars	Percent of total assets	Dollars	Percent of total assets	Dollars	Percent
Liquidity
Unrestricted cash	$2,331	8.0%	$2,397	7.5%	$(66)	-2.7%
Cash in trading accounts	8,047	27.8%	21,100	66.4%	(13,052)	-61.9%
Cash collateral	246	0.8%	-	0.0%	246	na
Marketable securities	-	0.0%	312	1.0%	(312)	-100.0%
Trade accounts receivable	5,888	20.3%	2,394	7.5%	3,494	145.9%
Total liquid assets	16,513	56.9%	26,203	82.5%	(9,690)	-37.0%
Total assets	$28,999	100.0%	$31,770	100.0%	(2,771)	-8.7%

Capital Resources
Current debt	$13,023	44.9%	$8,652	27.2%	$4,371	50.5%
Long term debt	14,607	50.4%	10,636	33.5%	3,971	37.3%
Total debt	27,630	95.3%	19,288	60.7%	8,342	43.2%
Preferred equity	2,745	9.5%	2,745	8.6%	-	0.0%
Common equity (restated)	(7,500)	-25.9%	(194)	-0.6%	(7,306)	3773.3%
AOCI	-	0.0%	147	0.5%	(147)	-100.0%
Total members’ equity (restated)	(4,755)	-16.4%	2,698	8.5%	(7,453)	-276.2%
Non-controlling interest (restated)	(3,296)	-11.4%	-	0.0%	(3,296)	na
Total equity	(8,051)	-27.8%	2,698	8.5%	(10,749)	-398.4%
Total capitalization	$19,579	67.5%	$21,986	69.2%	$(2,407)	-10.9%

There were no other changes to Item 7.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Members, Audit Committee, and Board of Directors

Aspirity Holdings, LLC

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Aspirity Holdings, LLC as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in members’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspirity Holdings, LLC as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 28 to the consolidated financial statements, the Company’s Common equity, Total members’ equity and Non-controlling interest as of December 31, 2015, previously reported as $(1,646,963), $1,098,037 and $(9,807,776), respectively, should have been $(7,499,580), ($4,754,580) and $(3,955,159). This discovery was made subsequent to the issuance of the consolidated financial statements. The consolidated financial statements have been restated to reflect these corrections.

/S/ BAKER TILLY VIRCHOW KRAUSE, LLP

Minneapolis, Minnesota

April 15, 2016, except for Notes 27 and 28 as to which the date is May 23, 2016

Aspirity Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2015 and 2014

	2015	2014
	As Restated
Assets
Current assets
Unrestricted cash	$2,331,401	$2,397,300
Cash in trading accounts	8,047,331	21,099,652
Cash collateral	246,000	-
Marketable securities	-	311,586
Trade accounts receivable, net	5,888,184	2,394,246
Inventory, average costs basis	53,917	-
Costs and estimated earnings in excess of billings on uncompleted contracts	7,503	-
Notes receivable, net of deferred gain	795,995	-
Prepaid expenses and other current assets	771,941	416,419
Total current assets	18,142,272	26,619,203
Property, equipment and furniture, net	1,348,311	762,529
Other assets
Intangible assets, net	852,669	269,149
Deferred financing costs, net	314,025	241,744
Restricted cash	1,319,371	1,319,371
Real estate held for development	2,714,297	953,462
Notes receivable, net of deferred gain	2,586,616	-
Investment in convertible notes	502,110	1,604,879
Goodwill	1,148,117	-
Deferred tax asset	47,000	-
Other assets	24,466	-
Total assets	$28,999,254	$31,770,337

Liabilities and Members’ Equity (deficit)
Current liabilities
Current portions of debt
Revolver and line of credit	$1,688,405	$1,105,259
Senior notes	1,214,762	312,068
Renewable unsecured subordinated notes	10,120,175	7,234,559
Accounts payable - trade	4,376,984	1,544,103
Accrued expenses	2,105,339	681,995
Accrued compensation	723,355	3,601,282
Accrued interest	1,503,819	849,913
Billings in excess of costs and estimated earnings on uncompleted contracts	710,827	-
Obligations under settlement agreement	-	582,565
Total current liabilities	22,443,666	15,911,744
Long-term liabilities
Senior notes	242,232	217,451
Renewable unsecured subordinated notes	14,364,323	10,418,569
Obligations under settlement agreement	-	2,524,448
Total long term liabilities	14,606,555	13,160,468
Total liabilities	37,050,221	29,072,212
Commitments and contingencies
Members’ equity (deficit)
Series A preferred equity	2,745,000	2,745,000
Common equity	(7,499,580)	(193,624)
Accumulated other comprehensive income	-	146,749
Total members’ equity (deficit)	(4,754,580)	2,698,125
Non-controlling interest	(3,955,159)	-
Accumulated other comprehensive income attributed to non-controlling interest	658,772	-
Total equity (deficit)	(8,050,967)	2,698,125
Total liabilities and equity (deficit)	$28,999,254	$31,770,337

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2015 and 2014

	2015	2014
Revenue
Wholesale trading, net	$14,293,475	$38,611,944
Retail energy services	30,482,812	11,229,476
Real estate sales	351,725	-
Management services	710,000	-
Construction services	2,285,998	-
Total sales and services revenue	33,830,535	11,229,476
Total revenue	48,124,010	49,841,420
Costs of sales and services
Cost of retail electricity sold	26,663,003	11,440,672
Cost of real estate sold	319,261	-
Cost of construction services	1,703,956	-
Total costs of sales and services	28,686,220	11,440,672
Gross profit on sales and services	5,144,315	(211,196)
Operating expenses
Sales and marketing	1,353,221	324,948
Compensation and benefits	13,467,931	21,722,319
Professional fees	2,463,360	2,487,056
Other general and administrative	5,226,002	6,093,843
Trading tools and subscriptions	1,292,662	1,332,804
Total operating expenses	23,803,176	31,960,970
Operating income (loss)	(4,365,386)	6,439,778
Other income (expense)
Interest expense	(3,568,707)	(2,293,376)
Interest income	829,222	142,915
Gain on sale of subsidiary	1,343,156	-
Impairment of convertible notes	(1,250,000)	-
Gain (loss) on foreign currency exchange	356,288	(720,952)
Gain (loss) on sale of marketable securities	(129,743)	65,655
Other income	1,976,127	145,164
Other income (expense), net	(443,657)	(2,660,594)
Income (loss) before income taxes	(4,809,043)	3,779,184
Income tax benefit	(47,000)	-
Net income (loss)	(4,762,043)	3,779,184
Net income (loss) attributable to non-controlling interest	(468,484)	-
Net income (loss) attributable to Company	(4,293,559)	3,779,184
Preferred distributions	(549,072)	(549,072)
Net income (loss) attributable to common	(4,842,631)	3,230,112
Other comprehensive income (loss) attributable to non-controlling interest
Foreign currency translation adjustment	(340,269)	-
Change in fair value of cash flow hedges	863,408	-
Unrealized gain (loss) on marketable securities	(11,116)	-
Comprehensive income (loss) attributable to non-controlling interest	43,539	-
Other comprehensive income (loss) attributable to common
Foreign currency translation adjustment	-	661,033
Change in fair value of cash flow hedges	-	(1,220,022)
Unrealized gain (loss) on marketable securities	-	5,349
Comprehensive income (loss) attributable to common	(4,842,631)	2,676,472
Comprehensive income (loss) attributable to the Company	$(4,799,092)	$2,676,472

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities
Net (loss) income	$(4,762,043)	$3,779,184
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	696,395	869,631
Loss (gain) on sale of marketable securities	129,743	(65,655)
Gain on sale of subsidiary	(1,343,156)	-
Loss on settlement agreement	-	3,607,013
Obligations under settlement agreement	(194,188)	(500,000)
Impairment of convertible notes	1,250,000	-
Deferred tax asset	(47,000)	-
(Increase) decrease in:
Trading accounts	7,909,586	(10,528,239)
Collateral deposits	(246,000)	-
Accounts receivable	(1,796,986)	(1,079,036)
Inventories	(53,917)	-
Costs and estimated earnings in excess of billings	144,148	-
Prepaid expenses and other current assets	(360,188)	(183,638)
Increase (decrease) in:
Accounts payable - trade	1,377,268	508,459
Accrued expenses	1,414,254	(145,870)
Accrued compensation	(3,614,045)	3,301,843
Accrued interest	651,828	490,155
Billings in excess of costs and estimated earnings	(66,518)	-
Net cash provided by operating activities	1,089,181	53,847

Cash flows from investing activities
Purchase of property, equipment, and furniture	(477,755)	(202,759)
Purchases of marketable securities	(5,110,517)	(1,214,004)
Proceeds from sale of marketable securities	5,292,360	1,229,426
Noble Conservation Solutions, Inc. net of cash acquired	68,494	-
Discount Energy Group, LLC net of cash acquired	-	(680,017)
Purchase of convertible notes	-	(1,604,879)
Investment in convertible notes	(147,231)	-
Proceeds from sale of real estate held for development	130,965	-
Expenditures on real estate held for development	(1,891,800)	(184,529)
Repayment of note receivable	345,105	140,964
Advance of note receivable	(747,992)
Advance of restricted cash	-	(999,183)
Net cash used in investing activities	(2,538,371)	(3,514,981)

Cash flows from financing activities
Deferred financing costs	(300,792)	(35,000)
Proceeds from line of credit	-	700,000
Payments on line of credit	-	(700,000)
Proceeds (payments) on senior line of credit	862,152	(203,433)
Proceeds from revolver	269,543	1,850,000
Payments on revolver	-	(744,741)
Issuances of renewable unsecured subordinated notes	10,213,969	9,308,708
Redemption of renewable unsecured subordinated notes	(3,374,420)	(1,640,406)
Preferred distributions	(549,072)	(549,072)
Common distributions	(5,950,000)	(4,726,730)
Payment of obligations under non-competition agreement	-	(250,000)
Net cash provided by financing activities	1,171,380	3,009,326
Net decrease in cash	(277,810)	(451,808)
Effect of exchange rate changes on cash	211,911	(341,387)
Unrestricted cash
Beginning of year	2,397,300	3,190,495
End of year	$2,331,401	$2,397,300

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December, 31 2015 and 2014

	2015	2014
	As Restated
Non-cash operating activities:
Effective portion of cash flow hedges	$-	$(863,408)
Note receivable from sale of subsidiary, gross	$12,896,876	$-
Less deferred gain on sale	(10,260,568)	-
Note receivable from sale of subsidiary, net	$2,636,308	$-

Non-cash investing activities:
Acquisition of land for development via foreclosure on mortgage loan	$-	$353,504
Acquisition of land for development via assignment and assumption agreement	$1,083,675	$304,952
Unrealized gain on marketable securities	$-	$11,116

Non-cash financing activities:
Non-controlling interest	$(3,486,675)	$-
Accumulated other comprehensive income attributed to non-controlling interest	658,772	-
Non-controlling interest due to distribution and reconsolidation of VIE	$(2,827,903)	$-

Supplemental disclosures of cash flow information:
Cash payments for interest	$2,914,801	$1,793,221
Capitalized interest related to real estate held for development	$43,958	$-

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Deficit)

For the Years ended December 31, 2015 and 2014

	Series A Preferred Equity	Common Equity (2015 Restated)	Accumulated Other Comprehensive Income	Total Members’ Equity (2015 Restated)	Non-Controlling Interest (2015 Restated)	Accumulated Other Comprehensive Income Attributed to Non-Controlling Interest	Total Equity
Balance - December 31, 2013	$2,745,000	$1,302,994	$700,389	$4,748,383	$-	$-	$4,748,383
Net income	-	3,779,184	-	3,779,184	-	-	3,779,184
Other comprehensive income	-	-	(553,640)	(553,640)	-	-	(553,640)
Preferred distributions	-	(549,072)	-	(549,072)	-	-	(549,072)
Common distributions	-	(4,726,730)	-	(4,726,730)	-	-	(4,726,730)
Balance - December 31, 2014	$2,745,000	$(193,624)	$146,749	$2,698,125	$-	$-	$2,698,125
Net income (loss)	-	(4,293,559)	-	(4,293,559)	(468,484)	-	(4,762,043)
Other comprehensive loss	-	-	512,023	512,023	-	-	512,023
Preferred distributions	-	(549,072)	-	(549,072)	-	-	(549,072)
Common distributions	-	(5,950,000)	-	(5,950,000)	-	-	(5,950,000)
Non-controlling interest due to distribution and reconsolidation of VIE as restated	-	3,486,675	(658,772)	2,827,903	(3,486,675)	658,772	-
Balance - December 31, 2015 as restated	$2,745,000	$(7,499,580)	$-	$(4,754,580)	$(3,955,159)	$658,772	$(8,050,967)

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

Operations Prior to the Restructuring and Distribution

Prior to the Restructuring and Distribution, the Company had three business segments used to measure its activity – wholesale trading, retail energy services, and diversified investments. Specifically, it:

●	Traded financial contracts in wholesale electricity markets managed by Independent System Operators or Regional Transmission Organizations (collectively, “ISOs”), including those managed by the Midcontinent Independent System Operator (“MISO“), the PJM Interconnection (“PJM“), ISO New England (“ISO-NE“), the New York Independent System Operator (“NYISO“), and the Electric Reliability Council of Texas (“ERCOT“);

●	Traded electricity and other energy-related derivative contracts on exchanges regulated the Commodity Futures Trading Commission (“CFTC“) and operated by the Intercontinental Exchange® (“ICE“), the Natural Gas Exchange Inc. (“NGX“), and the CME Group (“CME“);

●	Provided electricity supply services to retail customers in 8 states that permit retail choice (Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, Ohio, Pennsylvania, and Rhode Island); and

●	Was engaged in certain asset management activities, including real estate development and investments in privately held businesses.

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

After closing, Angell decided that it no longer desired to sublease the Lakeville office of TCP nor employ the associated personnel. Angell offered the Company the opportunity to cancel the sublease and to re-employ such personnel in exchange for a reduction of the purchase price. Consequently, effective September 2, 2015, an amendment to the Purchase Agreement was executed, reducing the purchase price to $15,000,000. The Original Angell Note was also amended and restated and the principal balance was reduced to $15,024,573, the interest rate remained the same, the quarterly payment was reduced to $1,063,215, and the final maturity date was extended to June 1, 2019 (the “Amended Angell Note”). On November 5, 2015 the services agreement was terminated and on November 5, 2015, Angel purchased a perpetual software license to replace the 24 month agreement.

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

Finally, in the future, the Company’s reports of its financial condition and results of operations will be significantly different from those of the past. For example, on a consolidated basis, wholesale trading activities accounted for 29.7% and 77.5% of total revenues of $48,124,010 and $49,841,420 for the years ended December 31, 2015 and 2014, respectively. The Company exited this business effective with the Distribution and has no plans to engage in such activities in the future. With respect to retail energy, while Aspirity Energy has commenced operations, it has yet to record significant results and the Company’s historical financial statements reflect the results of operations of REH and its subsidiaries which it no longer owns or operates. Finally, the Company no longer intends to pursue any diversified investment activity.

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

Aspirity Energy and Aspirity Financial are start-up companies in the retail energy and financial services industries, respectively, and are not expected to have significant revenue-generating operations until the middle of 2016 at the earliest. Prior to that, the Company will rely on the timely payment of the Term Loan to repay Term Loan Notes as they are redeemed and on its ability to sell Notes in order to fund start-up operations. Enterprises’ ability to make timely payments on the Term Loan depends in part on the operations of its Legacy Businesses which were not profitable in 2015. In the event amounts owed to us are paid late or not paid, our ability to fund operations, sell new Notes, and repay existing Notes will be negatively impacted. See “Note 20 – Debt” and “Note 27 – Subsequent Events”.

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

Krieger Enterprises

At December 31, 2015, an assessment of the relationship between the Company and Enterprises was performed as a result of the Restructuring. Due to related party considerations, delay in the transfer of governance rights, and the nature and size of the Term Loan between the two parties that could result in losses, the Company may hold a controlling financial interest in Enterprises, and consequently should consolidate it as a VIE as of December 31, 2015. The relationship is subject to ongoing reconsideration based on changes in facts and circumstances

Ultra Green Packaging

At December 31, 2015, an assessment of the relationship between Enterprises and Ultra Green Packaging, Inc. (“UG”) was performed as a result of the investment in UG’s Series C Convertible Promissory Notes (the “Series C Notes”), entry into a services contract, and the purchase of certain mortgage notes receivable.

During 2014, Enterprises invested $1,500,000 in the Series C Notes and also entered into an agreement to provide executive services to UG. The term of the contract is for twelve months and either party can terminate the agreement upon thirty days’ written notice. During 2015, Enterprises loaned UG $325,000 in the form of four notes, all secured by a first mortgage on a production facility in Devil’s Lake, North Dakota and bearing interest at 10% per annum. The notes are due upon the closing of the sale of the property and interest payments are due beginning September 1, 2015. In connection with the issuance of the notes, Ultra Green issued the Company four warrants expiring at various dates in 2025 to purchase 325,000,000 shares of its common stock at an exercise price of $0.001 per share. Enterprises may continue to provide financial support to UG in the future under similar terms. Also during 2015, an impairment of $1,250,000 was recognized on the Series C Notes, resulting in a fair value of $502,110 on the balance sheet as of year-end.

Even though Enterprises holds what might be considered to be a variable interest (the Series C Notes and mortgage notes) in UG, it is not the primary beneficiary as it fails both the power and losses/benefits criteria for primary beneficiary determination. Thus as of December 31, 2015, Enterprises did not consolidate UG.

See also “Note 6 – Fair Value Measurements”, “Note 13 – Notes Receivable”, and “Note 14 – Investment in Convertible Notes”.

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

See also “Note 6 – Fair Value Measurements”.

Accounts Receivable

Receivables are reported at the amount management expects to collect from outstanding balances. Differences between amounts due and expected collections are reported in the results of operations for the period in which those differences are determined. Receivables are written off only after collection efforts have failed, and the Company typically does not charge interest on past due accounts. There was an allowance for doubtful accounts of $2,500 and $0 at December 31, 2015 and 2014, respectively.

Securities

The Company classifies its investments in marketable and non-marketable securities as “available-for-sale”. Available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses that are considered temporary recorded in AOCI. The Company periodically evaluates its investments in securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations may consider, in addition to declining market prices, general economic conditions and Company-specific valuations. If the Company determines that a decline in market value is other than temporary, then a charge to operations is recorded in “other expense” and a new cost basis in the investment is established.

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

Presented below are consolidating balance sheets for Aspirity and Enterprises:

	As of December 31, 2015 (Restated)
	Aspirity Holdings and Subsidiaries	Krieger Enterprises and Subsidiaries	Eliminations	Aspirity Holdings Consolidated
Current assets
Unrestricted cash	$718,497	$1,612,904	$-	$2,331,401
Cash in trading accounts	-	8,047,331	-	8,047,331
Cash collateral	63,500	182,500	-	246,000
Marketable securities	-	-	-	-
Trade accounts receivable, net	381,977	5,888,184	(381,977)	5,888,184
Inventory, average cost basis	-	53,917	-	53,917
Costs and estimated earnings in excess of billings on uncompleted contracts	-	7,503	-	7,503
Notes receivable, net of deferred gain	-	795,995	-	795,995
Prepaid expenses and other current assets	77,937	963,317	(269,313)	771,941
Total current assets	1,241,911	17,551,651	(651,290)	18,142,272
Property, equipment and furniture, net	88,172	1,260,139	-	1,348,311
Other assets
Intangible assets, net	-	852,669	-	852,669
Deferred financing costs, net	300,171	13,854	-	314,025
Term Loan	20,248,186	-	(20,248,186)	-
Restricted cash	-	1,319,371	-	1,319,371
Real estate held for development	-	2,714,297	-	2,714,297
Notes receivable, net of deferred gain	-	2,586,616	-	2,586,616
Investment in convertible notes	-	502,110	-	502,110
Goodwill	-	1,148,117	-	1,148,117
Deferred tax asset	-	47,000	-	47,000
Other assets	-	24,466	-	24,466
Total assets	$21,878,440	$28,020,290	$(20,899,476)	$28,999,254

Current liabilities
Current portions of debt
Revolver	$-	$1,688,405	$-	$1,688,405
Term Loan	-	8,458,033	(8,458,033)	-
Senior notes	-	1,214,762	-	1,214,762
Renewable unsecured subordinated notes	10,120,175	-	-	10,120,175
Accounts payable - trade	665,502	4,362,772	(651,290)	4,376,984
Accrued expenses	-	2,105,339	-	2,105,339
Accrued compensation	-	723,355	-	723,355
Accrued interest	1,483,020	20,799	-	1,503,819
Billings in excess of costs and estimated earnings on uncompleted contracts	-	710,827	-	710,827
Total current liabilities	12,268,697	19,284,292	(9,109,323)	22,443,666

Long-term liabilities
Senior notes	-	242,232	-	242,232
Term loan	-	11,790,153	(11,790,153)	-
Renewable unsecured subordinated notes	14,364,323	-	-	14,364,323
Total long term liabilities	14,364,323	12,032,385	(11,790,153)	14,606,555
Total liabilities	26,633,020	31,316,677	(20,899,476)	37,050,221
Members’ equity (deficit)
Series A preferred equity	2,745,000	-	-	2,745,000
Common equity	(7,499,580)	-	-	(7,499,580)
Accumulated other comprehensive income (loss)	-	-	-	-
Total members’ equity (deficit)	(4,754,580)	-	-	(4,754,580)
Non-controlling interest	-	(3,955,159)	-	(3,955,159)
Accumulated other comprehensive income (loss) attributed to non-controlling interest	-	658,772	-	658,772
Total equity (deficit)	(4,754,580)	(3,296,387)	-	(8,050,967)
Total liabilities and equity (deficit)	$21,878,440	$28,020,290	$(20,899,476)	$28,999,254

Presented below are consolidating statements of comprehensive income for Aspirity and Enterprises:

	For the Year Ended December 31, 2015
	Aspirity Holdings and Subsidiaries	Krieger Enterprises and Subsidiaries	Eliminations	Aspirity Holdings Consolidated
Revenue
Wholesale trading, net	-	14,293,475	-	14,293,475
Retail energy services	-	30,482,812	-	30,482,812
Financial services	2,877,149	-	(2,877,149)	-
Real estate sales	-	351,725	-	351,725
Management services	-	710,000	-	710,000
Construction services	-	2,285,998	-	2,285,998
Total sales and services revenue	2,877,149	33,830,535	(2,877,149)	33,830,535
Total revenue	2,877,149	48,124,010	(2,877,149)	48,124,010
Costs of sales and services
Cost of retail electricity sold	-	26,663,003	-	26,663,003
Cost of real estate sold	-	319,261	-	319,261
Cost of construction services	-	1,703,956	-	1,703,956
Total costs of sales and services	-	28,686,220	-	28,686,220
Gross profit on sales and services	2,877,149	5,144,315	(2,877,149)	5,144,315
Operating expenses
Sales and marketing	7,000	1,346,221	-	1,353,221
Compensation and benefits	824,332	12,643,599	-	13,467,931
Professional fees	531,541	1,931,819	-	2,463,360
Other general and administrative	2,866,608	2,808,894	(449,500)	5,226,002
Trading tools and subscriptions	-	1,292,662	-	1,292,662
Total operating expenses	4,229,480	20,023,195	(449,500)	23,803,176
Operating income (loss)	(1,352,331)	(585,405)	(2,427,649)	(4,365,386)
Other income (expense)
Interest expense	(3,205,933)	(3,239,923)	2,877,149	(3,568,707)
Interest income	20,485	808,737	-	829,222
Gain on sale of subsidiary	-	1,343,156	-	1,343,156
Impairment of convertible notes	-	(1,250,000)	-	(1,250,000)
Gain (loss) on foreign currency exchange	-	356,288	-	356,288
Gain (loss) on sale of marketable securities	(129,743)	-	-	(129,743)
Other income	-	1,976,127	-	1,976,127
Other income (expense), net	(3,315,191)	(5,615)	2,877,149	(443,657)
Income (loss) before income taxes	(4,667,522)	(591,020)	449,500	(4,809,042)
Income tax benefit	-	(47,000)	-	(47,000)
Net income (loss)	(4,667,522)	(544,020)	449,500	(4,762,042)
Net income attributable to non-controlling interest	-	(468,484)	-	(468,484)
Net income (loss) attributable to Company	(4,667,522)	(75,536)	449,500	(4,293,558)
Preferred distributions	(549,072)	-	-	(549,072)
Net income (loss) attributable to common	(5,216,594)	(75,536)	449,500	(4,842,630)
Comprehensive income (loss) attributable to non-controlling interest
Foreign currency translation adjustment	-	(340,269)	-	(340,269)
Change in fair value of cash flow hedges	-	863,408	-	863,408
Unrealized gain on securities	-	(11,116)	-	(11,116)
Comprehensive loss attributable to non-controlling interest	-	43,539	-	43,539
Comprehensive loss attributable to common	(5,216,594)	(75,536)	449,500	(4,842,630)
Comprehensive loss attributable to the Company	(5,216,594)	(31,997)	449,500	(4,799,091)

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

5. Accounting for Derivatives and Hedging Activities

The following table lists the fair values of the Company’s derivative assets and liabilities as of December 31, 2015 and 2014:

	Fair Value
	Asset Derivatives	Liability Derivatives

At December 31, 2015
Not designated as hedging instruments:
Energy commodity contracts	$72,704	$(260,358)
Total derivative instruments	72,704	(260,358)
Cash deposits in collateral accounts	8,234,985	—
Cash in trading accounts, net	$8,307,689	$(260,358)

At December 31, 2014
Designated as cash flow hedges:
Energy commodity contracts	$15,732	$(879,140)
Not designated as hedging instruments:
Energy commodity contracts	2,350,662	(2,556,862)
FTRs	1,435,819	—
Total derivative instruments	3,802,213	(3,436,002)
Cash deposits in collateral accounts	20,733,441	—
Cash in trading accounts, net	$24,535,654	$(3,436,002)

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

The following table summarizes the amount of gain or loss recognized in AOCI or earnings for derivatives designated as cash flow hedges for the periods indicated:

Period and Item	Gain (Loss) Recognized in AOCI	Income Statement Classification	Gain (Loss) Reclassified from AOCI
Year Ended December 31, 2015
Cash flow hedges	$(850,047)	Cost of energy sold.	$(1,713,455)
Year Ended December 31, 2014
Cash flow hedges	$(1,128,514)	Cost of energy sold.	$91,508

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

6. Fair Value Measurements

The Fair Value Measurement Topic of FASB’s ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three types of valuation inputs in the fair market hierarchy are as follows:

●	“Level 28 inputs” are quoted prices in active markets for identical assets or liabilities.

●	“Level 2 inputs” are inputs other than quoted prices that are observable either directly or indirectly for the asset or liability.

●	“Level 3 inputs” are unobservable inputs for which little or no market data exists.

Financial instruments categorized as Level 28 holdings are publicly traded in liquid markets with daily quotes and include exchange-traded derivatives such as futures contracts and options, certain highly-rated debt obligations, and some equity securities. Holdings such as shares in money market mutual funds that are based on net asset values as derived from quoted prices in active markets of the underlying securities are also classified as Level 1.

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

There were no transfers during the year ended December 31, 2015 between Levels 28 and 2.

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

As of December 31, 2015, the Company had an investment of $1,752,110 (principal $1,500,000 and accrued interest of $252,110) in the Series C Notes of Ultra Green and the valuation of the securities as of the same date indicated that their estimated fair value had fallen substantially from historical values approximating cost, consequently, the Company has recorded an impairment charge to earnings (other expense) of $1,250,000 and reduced the carrying value of its investment in the Series C Notes to their estimated fair value of $502,110.

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

For the years ended December 31, 2015 and 2014, the Company had sales of securities and a realized loss of $129,743 and a gain of $65,655, respectively, and recognized no impairment charges.

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

Effective November 5, 2015, Angell terminated the 24 month license for Apollo’s DataLive™ software and entered into a perpetual license for such in return for a lump sum payment plus ongoing royalties based on TCP’s marketing of the software. Enterprises recognized a gain of $1,600,000, which is included in other income.

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

The following table summarizes the effect of the sale on the Company’s balance sheet at closing on June 28 and as amended effective September 1, 2015 and December 31, 2015:

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

The following table shows notes receivable balances as of the dates indicated:

	December 31, 2015	December 31, 2014
Total
Notes receivable.	$13,539,603	$-
Plus: interest receivable	103,580	-
Less: deferred gain on sale	(10,260,572)	-
Total notes receivable, net of deferred gain	$3,382,611	$-

Current
Angell note receivable	$3,414,794	$-
Deferred gain on sale	(2,716,765)	-
Interest receivable	97,966	-
Current notes receivable, net of deferred gain	$795,995	$-

Long term
Angell note receivable	$9,482,081	$-
Deferred gain on sale	(7,543,807)	-
Copper Creek note receivable	317,728	-
Ultra Green mortgage notes	325,000	-
Interest receivable	5,614	-
Long term notes receivable, net of deferred gain	$2,586,616	$-

Total interest received during 2015 was $518,165.

14.	Investment in Convertible Notes

During 2014, the Company invested $1,500,000 in privately placed Series C Convertible Promissory Notes issued by Ultra Green (the “Series C Notes”). The Series C Notes will mature on December 31, 2019 and bear interest at a fixed rate of 10% per annum. Interest will accrue until June 30, 2016, at which time all accrued and unpaid interest will become due and payable. Thereafter, interest will be due and payable on a quarterly basis. Each dollar of Series C Note principal and accrued but unpaid interest is ultimately convertible into 100 shares of Ultra Green’s common stock.

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

Future amortization of intangibles is as follows:

Years Ended December 31,
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

19. Goodwill

Goodwill represents the excess of the purchase price of Noble over the fair value of the net identifiable assets acquired. See “Note 6 - Acquisitions” for a calculation of the goodwill related to the Noble acquisition. Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise.

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

20. Debt

Notes payable by the Company are summarized as follows:

	December 31, 2015	December 31, 2014
Aspirity
Term Debt
Renewable unsecured subordinated notes	24,484,498	17,653,128
Term Loan due from Enterprises	(20,248,186)	-
Subtotal	4,236,312	17,653,128
Total	$4,236,312	$17,653,128

Enterprises
Demand and Revolving Debt
Revolving note payable to Citizens	475,700	-
Revolving note payable to Maple Bank	1,212,705	1,105,259
Subtotal	1,688,405	1,105,259
Term Debt
Auto note payable to Ally Financial	20,097	-
Auto note payable to Ford Credit	24,798	-
Mortgage note payable to Security State Bank	217,450	224,568
Mortgage note payable to Lakeview Bank	119,976	119,976
Construction note payable to American Land & Capital	1,074,673	184,975
Term Loan payable to Aspirity Financial	20,248,186	-
Subtotal	21,705,180	529,519
Total	$23,393,585	$1,634,778

Consolidated total	$27,629,897	$19,287,906

Notes payable by maturity are summarized as follows:

	December 31, 2015	December 31, 2014
Aspirity
Term Debt
2015	$-	$7,234,559
2016	10,120,175	-
Current maturities	10,120,175	7,234,559
2016	-	2,640,682
2017	4,383,980	2,861,547
2018	4,064,364	2,634,750
2019	3,993,573	1,204,600
2020	37,299	9,052
2021 & thereafter	1,885,107	1,067,938
Long term debt	14,364,323	10,418,569
Total	$24,484,498	$17,653,128

Enterprises
Demand and Revolving Debt
Demand	$-	$-
2016	1,688,405	1,105,259
Subtotal	1,688,405	1,105,259
Term Debt
2015	-	312,068
2016	1,214,762	-
Current maturities	1,214,762	312,068
2016	-	7,468
2017	21,248	7,836
2018	22,973	8,222
2019	12,712	8,627
2020	9,052	185,298
2021 & thereafter	176,247	-
Long term debt	242,232	217,451
Subtotal	1,456,994	529,519
Total	$3,145,399	$1,634,778
Consolidated total	$27,629,897	$19,287,906

Aspirity

RBC Line of Credit

On May 12, 2014, the Company drew $700,000 under an evergreen, uncommitted line of credit from Royal Bank of Canada (the “RBC Line” and “RBC”, respectively). Advances under the RBC Line bear interest at a variable annual interest rate of 28 month LIBOR plus 2.25% set at the time of advance for a 30 day term, mature at various dates, and are collateralized by assets held in the Company’s marketable securities account. RBC is not obligated to make any extensions of credit to the Company and availability of funds may be increased or decreased by RBC in its sole and absolute discretion. Prepayment of any outstanding principal under the RBC Line may subject the Company to LIBOR break funding costs.

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

For the period the Term Loan was in effect, Enterprises paid the Company total interest of $1,446,000, principal of $1,958,000, and Expected Expenses of $450,000. These are eliminated in consolidation.

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

See “Note 27 - Subsequent Events”.

Citizens Independent Bank

On July 24, 2014, Noble entered into a line of credit agreement with Citizens Independent Bank (“CIB”), expiring August 1, 2015. The agreement provides Noble with a line of credit of up to $500,000 in committed amount secured by property and assets as well as guarantees. Availability of loans is keyed to advance rates against certain eligible receivables as defined. Any loans outstanding bear interest at 1% above the base rate established by CIB. Noble is also subject to certain reporting, affirmative, negative covenants, and must pay down the line to $250,000 for a thirty consecutive day period.

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

American Land and Capital Construction Loans

On November 21, 2014, American Land and Capital, LLC (“American Land”) and Cyclone entered into four construction loan agreements, each for a committed amount of $205,000 or $820,000 in total (the “Fox Meadows Construction Loans”). Each commitment is secured by a mortgage on a lot (numbers 1, 2, 3, and 4) in Block 28 of Fox Meadows 3rd Addition and is personally guaranteed by Mr. Krieger. Fox Meadows is a townhouse development located in Lakeville, Minnesota in which Cyclone owns 35 attached residential building sites. Proceeds of the Construction Loans will be used to construct the first four spec/model homes on Cyclone’s Fox Meadows property. Draws on the Construction Loans bear interest at the higher of: (a) 6.50% or (b) the prime rate as reported from time to time by The Wall Street Journal plus 3.00%. Interest only is payable monthly on the 10th, the notes mature on May 21, 2016, and will renew for an additional three months if not paid by then. The loans may be prepaid in whole or in part at any time without penalty.

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

1 See “Note 24 - Related Party Transactions”.

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

The ownership of the Company’s equity as of December 31, 2015 and 2014; as well as March 30, 2016 is as presented below:

	Non-Voting Units		Voting Units
Holder	Series A Preferred Units	Pct of Class	Class A Common Units	Pct of Voting Rights
At March 30, 2016 (unaudited)
Timothy S. Krieger	496	100.00%	4,935	44.80%
Summer Enterprises, LLC	-	0.00%	25	0.20%
Subtotal	496	100.00%	4,960	45.00%
Mark A. Cohn	-	0.00%	1,654	15.00%
Wiley H. Sharp III	-	0.00%	1,654	15.00%
Keith W. Sperbeck	-	0.00%	1,103	10.00%
Brandon J. Day	-	0.00%	551	5.00%
Scott C. Lutz (1)	-	0.00%	551	5.00%
Jeremy E. Schupp (1)	-	0.00%	551	5.00%
Subtotal	-	0.00%	6,064	55.00%
Total	496	100.00%	11,024	100.00%

At December 31, 2015
Timothy S. Krieger	496	100.00%	4,935	99.50%
Summer Enterprises, LLC	-	0.00%	25	0.50%
Total	496	100.00%	4,960	100.00%

At December 31, 2014
Timothy S. Krieger	496	100.00%	4,935	99.50%
Summer Enterprises, LLC	-	0.00%	25	0.50%
Total	496	100.00%	4,960	100.00%

1	The units held by Mr. Lutz and Mr. Schupp are subject to forfeiture should they leave the employment of the Company and upon payment by the Company of $1.00 per unit as follows: after April 1, 2016 but before March 31, 2017, 367 units and after April 1, 2017 but before March 31, 2018, 183 units.

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

On March, 20 2014, in connection with the Company’s initial investment of $1.0 million in Ultra Green’s convertible notes, Ultra Green paid a 10% commission to Cedar Point Capital, LLC, a registered broker dealer (“Cedar Point”). Mr. Johnson, a director of the Company, is the sole owner of Cedar Point. No commissions were paid on the Company’s follow-on investments.

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

Effective July 1, 2015, Enterprises borrowed an aggregate principal amount of $22,206,113 with a weighted average interest rate of 14.08% and a maturity date of December 30, 2019 from Aspirity Financial. Although the provision was later removed, Enterprises also agreed to reimburse the Company for certain costs incurred as a publicly reporting entity (the “Expected Expenses”). Although initially an intercompany relationship and eliminated in consolidation, the loan agreement between the parties is constructed on an arm’s length basis, contains customary protective provisions for the lender, including certain guarantees, collateral, and covenants, and ensures that the cash flows generated by the Legacy Businesses continue to be used to pay the interest and principal on the Notes outstanding as of June 30, 2015. On November 1, 2015, the Term Loan was amended with respect to the definition of “actual redemptions” and to provide the lender with monthly financial statements and on January 27, 2016, it was further amended to eliminated the reimbursement of Expected Expenses. For the year ended December 31, 2015, Enterprises paid the Company total interest of $1,446,000, principal of $1,958,000, and Expected Expenses of $450,000, these amounts are eliminated in consolidation.

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

In the ordinary course, the Company provided guarantees of the obligations of REH and its subsidiaries with respect to purchases of power from certain wholesale suppliers.

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

Though these segments are managed separately because they operate under different regulatory structures and are dependent upon different revenue models, the chief operating decision maker reviews monthly financial statements of the reporting segment or operating segment. The performance of each is evaluated based on the operating income or loss generated.

Certain amounts reported in prior periods have been reclassified to conform to the current period’s presentation as a result of the restructuring.

Information on segments for the year ended December 31, 2015 is as follows:

	Aspirity		Enterprises
	Financial Services	Retail Energy Services	Wholesale Trading	Retail Energy Services	Diversified Investments	Corporate, Net of Eliminations	Consolidated Total

Year Ended December 31, 2015
Wholesale trading	$-	$-	$14,667,197	$(373,722)	$-	$-	$14,293,475
Retail energy services	-	-	-	30,482,812	-	-	30,482,812
Financial services	2,877,149	-	-	-	-	(2,877,149)	-
Real estate sales	-	-	-	-	351,725	-	351,725
Management services	-	-	-	-	-	710,000	710,000
Construction services	-	-	-	-	2,285,998	-	2,285,998
Revenues, net	2,877,149	-	14,667,197	30,109,090	2,637,723	(2,167,149)	48,124,010
Costs of sales and services	-	-	-	26,663,003	2,023,217	-	28,686,220
Retail sales and marketing	-	7,000	-	1,325,721	20,500	-	1,353,221
Compensation and benefits	-	-	9,206,059	885,026	512,048	2,864,798	13,467,931
Professional fees	-	6,160	45,449	994,393	41,903	1,375,455	2,463,360
Other general and administrative	-	4,381	198,721	1,326,506	143,320	3,553,074	5,226,002
Trading tools and subscriptions	-	-	843,362	415,608	9,745	23,947	1,292,662
Operating costs and expenses	-	17,541	10,293,591	31,610,257	2,750,733	7,817,273	52,489,395
Operating income (loss)	$2,877,149	$(17,541)	$4,373,606	$(1,501,167)	$(113,010)	$(9,984,422)	$(4,365,385)
Capital expenditures	$-	$-	$1,377	$72,027	$795,779	$101,658	$970,841

At December 31, 2015
Identifiable Assets
Cash - unrestricted	$-	$100,965	$771,746	$652,670	$44,232	$761,788	$2,331,401
Cash in trading accounts	-	-	6,247,059	1,800,272	-	-	8,047,331
Collateral deposits	-	63,500	-	182,500	-	-	246,000
Accounts receivable - trade	258,569	-	276,017	3,558,316	1,548,088	247,194	5,888,184
Note recevable, net of deferred gain	-	-	-	-	-	795,995	795,995
Prepaid expenses and other assets	-	12,293	45,547	273,629	281,986	219,906	833,361
Total current assets	258,569	176,758	7,340,369	6,467,387	1,874,306	2,024,883	18,142,272
Property, equipment and furniture, net	-	-	122,480	129,453	397,818	698,560	1,348,311
Intangible assets, net	-	-	-		852,669	-	852,669
Deferred financing costs, net	-	-	-	13,854	-	300,171	314,025
Cash - restricted	-	-	-	-	-	1,319,371	1,319,371
Real estate held for development	-	-	-	-	2,714,297	-	2,714,297
Note recevable, net of deferred gain	-	-	-	-	323,342	2,263,274	2,586,616
Investment in convertible notes	-	-	-	-	502,110	-	502,110
Term loan	20,248,186	-	-	-	-	(20,248,186)	-
Goodwill and other assets	-	-	-	-	1,219,583	-	1,219,583
Total assets	$20,506,755	$176,758	$7,462,849	$6,610,694	$7,884,125	$(13,641,928)	$28,999,254

Identifiable Liabilities and Equity
Accounts payable - trade	$269,312	$2,925	$144,915	$2,457,144	$908,301	$594,387	$4,376,984
Accrued expenses	-	-	-	2,090,226	3,117	11,996	2,105,339
Accrued compensation	-	-	524,579	-	27,876	170,900	723,355
Accrued interest	-	-	-	19,741	1,058	1,483,020	1,503,819
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	-	-	-	710,827	-	710,827
Revolver	-	-	-	1,212,705	475,700	-	1,688,405
Senior notes	-	-	-	-	1,207,295	7,467	1,214,762
Renewable unsecured subordinated notes	-	-	-	-		10,120,175	10,120,175
Total current liabilities	269,312	2,925	669,494	5,779,816	3,334,174	12,387,945	22,443,666
Senior notes	-	-	-	-	32,248	209,984	242,232
Renewable unsecured subordinated notes	-	-	-	-	-	14,364,323	14,364,323
Total long term liabilities	-	-	-	-	32,248	14,574,307	14,606,555
Total liabilities	269,312	2,925	669,494	5,779,816	3,366,422	26,962,252	37,050,221
Intercompany investment	20,237,443	191,374	2,778,158	9,944,597	3,120,651	(36,272,223)	-
Series A preferred equity	-	-	-	-	-	2,745,000	2,745,000
Common equity (restated)	-	(17,541)	3,898,567	(9,050,862)	(563,393)	(1,766,351)	(7,499,580)
AOCI	-	-	116,630	(62,857)	-	(53,773)	-
Total members’ equity (deficit) (restated)	20,237,443	173,833	6,793,355	830,878	2,557,258	(35,347,347)	(4,754,580)
Noncontrolling interest (restated)	-	-	-	-	1,960,445	(5,915,604)	(3,955,159)
AOCI attributed to NCI	-	-	-	-	-	658,772	658,772
Total equity (deficit)	20,237,443	173,833	6,793,355	830,878	4,517,703	(40,604,180)	(8,050,968)
Total liabilities and equity	$20,506,755	$176,758	$7,462,849	$6,610,694	$7,884,125	$(13,641,928)	$28,999,254

Information on segments for the year ended December 31, 2014 is as follows:

	Aspirity		Enterprises
	Financial Services	Retail Energy Services	Wholesale Trading	Retail Energy Services	Diversified Investments	Corporate, Net of Eliminations	Consolidated Total
Year Ended December 31, 2014
Wholesale trading	$-	$-	$36,894,702	$1,717,242	$-	$-	$38,611,944
Retail energy services	-	-	-	11,229,476	-	-	11,229,476
Financial services	1,295,975	-	-	-	-	(1,295,975)	-
Revenues, net.	1,295,975	-	36,894,702	12,946,718	-	(1,295,975)	49,841,420
Costs of sales and services	-	-	-	11,440,672	-	-	11,440,672
Retail sales and marketing	-	-	-	324,948	-	-	324,948
Compensation and benefits	-	-	19,196,234	391,931	-	2,134,154	21,722,319
Professional fees	-	-	686,643	876,488	2,200	921,725	2,487,056
Other general and administrative	-	-	7,720,546	1,314,991	108,938	(3,050,632)	6,093,843
Trading tools and subscriptions	-	-	902,364	386,349	2,765	41,326	1,332,804
Operating costs and expenses	-	-	28,505,787	14,735,379	113,903	46,573	43,401,642
Operating income (loss)	$1,295,975	$-	$8,388,915	$(1,788,661)	$(113,903)	$(1,342,548)	$6,439,778
Capital expenditures	$-	$-	$15,773	$738,615	$185,529	$127,388	$1,067,305

At December 31, 2014
Identifiable Assets
Cash - unrestricted	$-	$-	$1,296,294	$288,436	$5,925	$806,645	$2,397,300
Cash in trading accounts	-	-	19,642,215	1,457,437	-	-	21,099,652
Marketable securities	-	-	-	-	-	311,586	311,586
Accounts receivable - trade	-	-	501,182	1,878,247	-	14,817	2,394,246
Note recevable, net of deferred gain	-	-	-	-	-	-	-
Prepaid expenses and other assets	-	-	127,209	47,043	30,943	211,224	416,419
Total current assets	-	-	21,566,900	3,671,163	36,868	1,344,272	26,619,203
Property, equipment and furniture, net	-	-	80,048	99,068	1,000	582,413	762,529
Intangible assets, net	-	-	-	269,149	-	-	269,149
Deferred financing costs, net	-	-	-	31,354	-	210,390	241,744
Cash - restricted	-	-	1,319,371	-	-	-	1,319,371
Real estate held for development	-	-	-	-	953,462	-	953,462
Investment in convertible notes	-	-	-	-	1,604,879	-	1,604,879
Term loan	17,653,128	-	-	-	-	(17,653,128)	-
Total assets	$17,653,128	$-	$22,966,319	$4,070,734	$2,596,209	$(15,516,053)	$31,770,337

Identifiable Liabilities and Equity
Accounts payable - trade	$-	$-	$369,840	$803,124	$25,215	$345,924	$1,544,103
Accrued expenses	-	-	-	678,456	-	3,539	681,995
Accrued compensation	-	-	3,601,282	-	-	-	3,601,282
Accrued interest	-	-	-	-	-	849,913	849,913
Obligations under settlement agreement	-	-	582,565	-	-	-	582,565
Revolver	-	-	-	1,105,259	-	-	1,105,259
Senior notes	-	-	-	-	304,952	7,116	312,068
Renewable unsecured subordinated notes	-	-	-	-	-	7,234,559	7,234,559
Total current liabilities	-	-	4,553,687	2,586,839	330,167	8,441,051	15,911,744
Senior notes	-	-	-	-	-	217,451	217,451
Renewable unsecured subordinated notes	-	-	-	-	-	10,418,569	10,418,569
Obligations under settlement agreement	-		2,524,448	-	-	-	2,524,448
Total long term liabilities	-	-	2,524,448	-	-	10,636,020	13,160,468
Total liabilities.	-	-	7,078,135	2,586,839	330,167	19,077,071	29,072,212
Intercompany investment	17,653,128	-	7,835,842	7,527,746	2,489,529	(35,506,245)	-
Series A preferred equity	-	-	-	-	-	2,745,000	2,745,000
Common equity	-	-	7,053,301	(5,180,443)	(223,487)	(1,842,995)	(193,624)
Accumulated other comprehensive income	-	-	999,041	(863,408)	-	11,116	146,749
Total members’ equity (deficit)	17,653,128	-	15,888,184	1,483,895	2,266,042	(34,593,124)	2,698,125
Total liabilities and equity	$17,653,128	$-	$22,966,319	$4,070,734	$2,596,209	$(15,516,053)	$31,770,337

27. Subsequent Events

From January 28 to May 20, 2015, the Company sold Subordinated Notes totaling $1,944,000 with a weighted average term of 46.3 months and bearing a weighted average interest rate of 13.0%.

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

Enterprises loaned Ultra Green $50,000 on February 29, 2016 and an additional $50,000 on March 17, 2016. The notes are secured by a first mortgage on Ultra Green’s production facility in Devil’s Lake, North Dakota and bear interest at 10% per annum. Interest only payments are due beginning September 1, 2015. The notes mature when the sale of the North Dakota facility is closed. In connection with the issuance of these notes, Ultra Green issued the Company two warrants to purchase 50,000,000 shares each of its common stock for $0.001 per share. The warrants expire February 28, 2026 and March 16, 2026.

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

28. Restated Financial Information

Overview and Background

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2015, management determined that three line items within the members’ equity section of the balance sheet and within the statement of changes in member’s equity (deficit) – common equity, total members’ equity and non-controlling interest – should be restated to correct the presentation of amounts previously reported. Additionally, the statement of cash flow non-cash financing activities line items – non-controlling interest and non-controlling interest due to distribution and reconsolidation of VIE should be restated to correct the presentation of amounts previously reported.

These adjustments had no effect on the remainder of the Company’s balance sheet or total equity, consolidated statement of comprehensive income, or operating, investing, or financing activities within the consolidated statements of cash flows. The following table summarizes the effects of the restatement on the Company’s consolidated financial statements:

	As Previously Reported	Adjustments	As Restated
Balance Sheet at December 31, 2015
Common equity	$(1,646,963)	$(5,852,617)	$(7,499,580)
Total members’ equity (deficit)	$1,098,037	$(5,852,617)	$(4,754,580)
Non-controlling interest	$(9,807,776)	$5,852,617	$(3,955,159)

The statement of cash flow non-cash financing activities line items – non-controlling interest and non-controlling interest due to distribution and reconsolidation of VIE were previously reported as $(9,339,292) and $(8,680,520), respectively, and should have been $(3,486,675) and $(2,827,903), respectively.

Additionally, footnotes 3 and 26 to the consolidated financial statements were updated as a result of the changes noted above.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the time the Original Filing of our Form 10-K on April 15, 2016 (the "Original Filing"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2015 and concluded that disclosure controls and procedures were effective.

In connection with the restatement discussed elsewhere in this Annual Report on Form 10-K/A, management, including the Company's Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of internal control over financial reporting and determined there were material weaknesses as of December 31, 2015. As a result, management concluded that the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K/A fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Management's Report on Internal Control Over Financial Reporting (As Revised)

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. At the time the Original Filing, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 and concluded it was effective. In making this assessment, the Company's management used the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

In connection with the restatement discussed elsewhere in this Annual Report on Form 10-K/A, management, including the Company's Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of internal control over financial reporting and determined there were material weaknesses as of December 31, 2015. As a result of the reassessment and based on the criteria in COSO, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company's internal control regarding the reliability of financial reporting and the preparation of financial statements for external purposes was not designed or operating effectively to produce timely and accurate financial statements. A misstatement related to the classification of non- controlling interest within the members' equity section of the balance sheet occurred as a result of this material weakness. Additionally, management's control related to the preparation and review of estimates of fair value of investments in convertible notes securities failed to identify a material impairment for the year ended December 31, 2015. The Company's control is designed to assess the appropriateness of underlying key valuation methodologies and assumptions. The control did not operate effectively to evaluate the fair value of investments and ensure there was supportable evidence to substantiate key valuation assumptions.

On September 1, 2015, Enterprises acquired 60% of the outstanding common stock of Noble. At the time of the acquisition, Enterprises was a wholly-owned subsidiary of the Company. Consistent with the consolidation of Enterprises' financial results with the Company's, the Company is in the process of integrating Noble's operations and has not included Noble's activity in its evaluation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See "Notes to Consolidated Financial Statements - Note 6 - Acquisitions" for additional information relating to the Noble acquisition. Noble's operations constituted approximately 9% of total assets (excluding goodwill and other intangible assets) as of December 31, 2015, and 5% of total revenue for the year then ended. Assuming the continued consolidation of Enterprises, Noble's operations will be included in the Company's assessment as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting in three months ended December 31, 2015, except for the material weaknesses discussed above.

Plan for Remediation of Material Weaknesses

With oversight from the Audit Committee, the Company's management is in the process of developing and implementing remediation plans to address the material weaknesses described above. Once all remedial actions have been implemented and in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively.

Item 9B – Other Information

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ASPIRITY HOLDINGS, LLC

Dated: May 23, 2016	By:	/s/ Mark A. Cohn
Mark A. Cohn President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below on the dates set forth by the following persons on behalf of the registrant and in the capacities indicated:

Dated: May 23, 2016	/s/ Timothy S. Krieger
Timothy S. Krieger Chairman of the Board

Dated: May 23, 2016	/s/ Mark A. Cohn
Mark A. Cohn President, Chief Executive Officer, and Director (principal executive officer)

Dated: May 23, 2016	/s/ Wiley H. Sharp III
Wiley H. Sharp III Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

Dated: May 23, 2016	/s/ William M. Goblirsch
William M. Goblirsch Director

Dated: May 23, 2016	/s/ Paul W. Haglund
Paul W. Haglund Director

Dated: May 23, 2016	/s/ David B. Johnson
David B. Johnson Director

