Form 10-Q
period 2016-06-30
ASPIRITY HOLDINGS LLC
filed 2016-08-15
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Definitions

Terms Specific to the Company
Abbreviation or acronym	Definition
Aspirity or the Company	Aspirity Holdings, LLC and its subsidiaries, formerly known as Twin Cities Power Holdings, LLC or “TCPH”
Aspirity Energy	Aspirity Energy, LLC, a first-tier subsidiary of Aspirity
AES	Aspirity Energy South, LLC, a first-tier subsidiary of Aspirity Energy and a second-tier subsidiary of the Company
Aspirity Financial	Aspirity Financial, LLC, a first-tier subsidiary of Aspirity

Enterprises	Krieger Enterprises, LLC, a former first tier subsidiary of Aspirity, the equity interests of which were distributed to the then members of the Company effective November 1, 2015
Apollo	Apollo Energy Services, LLC, a former first tier subsidiary of the Company, then a first tier subsidiary of Enterprises
TCP	Twin Cities Power, LLC, a former first tier subsidiary of the Company; sold to Angell Energy, LLC, a Texas limited liability company (“Angell”) on June 1, 2015
SUM	Summit Energy, LLC, a first tier subsidiary of TCP; sold to Angell on June 1, 2015
MEF	Minotaur Energy Futures, LLC, a first tier subsidiary of TCP transferred to the Company and deactivated in the second quarter of 2015
CTG	Chesapeake Trading Group, LLC, a former first tier subsidiary of TCP, then a first tier subsidiary of the Company (April 30, 2015), then Enterprises (July 1, 2015)
Cygnus	Cygnus Partners, LLC, a former first tier subsidiary of the Company, then a first tier subsidiary of Enterprises
CEF	Cygnus Energy Futures, LLC, a first tier subsidiary of Cygnus
TCE	Twin Cities Energy, LLC, a former first tier subsidiary of the Company; became inactive in the third quarter of 2012
TCPC	Twin Cities Power – Canada, Ltd., a first tier subsidiary of TCE; became inactive in the third quarter of 2012
REH	Retail Energy Holdings, LLC, a former first tier subsidiary of the Company, then a first tier subsidiary of Enterprises
TSE	Town Square Energy, LLC, a first tier subsidiary of REH
TSEE	Town Square Energy East, LLC, a first tier subsidiary of REH
TSEC	Town Square Energy-Canada, Ltd., a first tier subsidiary of REH
Cyclone	Cyclone Partners, LLC, a former first tier subsidiary of the Company, then a first tier subsidiary of Enterprises

Distribution	The distribution of 100% of the equity of Enterprises to the members of Aspirity. The date of the Distribution is the date that the registration statement was declared effective by the SEC (November 12, 2015); for tax and accounting purposes, November 1, 2015.

Terms Specific to the Company
Abbreviation or acronym	Definition
Exelon; PSA	Exelon Generation Company, LLC, a Pennsylvania limited liability company and wholly-owned subsidiary of Exelon Corporation. Exelon is the operator of the second largest electricity generation fleet in the U.S. On March 30, 2016, Exelon and Aspirity Energy entered into a 3 year, full requirements preferred supply agreement (“PSA”).
Legacy Businesses	The wholesale energy trading, real estate investments, investments in private companies, and legacy retail energy business operated by Enterprises, a former first tier subsidiary of the Company.
Notes; Notes Offering	The Company’s Renewable Unsecured Subordinated Notes issued pursuant to its ongoing “Notes Offering” the direct public offering the Company’s Notes pursuant to Registration Statements on Form S-1
Operating Agreement	Aspirity’s Amended and Restated Operating Agreement dated March 30, 2016
Restructuring	The restructuring of the Company that was approved by the Board on May 27, 2015 and that effected the legal separation of the Legacy Businesses from the Company
S-1; Old and New	The Company’s Registration Statements on Form S-1. The statement declared effective by the SEC on November 12, 2015 is defined as the “New S-1”, while that declared effective on May 10, 2012 is defined as the “Old S-1”
Term Loan	Term Loan Agreement between Aspirity Financial as lender and Enterprises as borrower dated July 1, 2015, as amended on November 1, 2015 and January 27, 2016. Pursuant to the Term Loan, Enterprises borrowed $22,206,000 from Aspirity Financial at a weighted average interest rate of 14.08% and a financial maturity date of December 30, 2019. Subject to monthly true-ups, the repayment schedule provides for the maximum possible interest and principal redemptions in a given month.
Term Loan Notes	Each of the Company’s Notes outstanding as of June 30, 2015, including any renewals thereof

Industry and Accounting Terms
Abbreviation or acronym	Definition
ABACCUS	The Annual Baseline Assessment of Choice in Canada and the United States is a study of U.S. states and Canadian provinces with respect to their efforts and achievements in the promotion of a competitive retail electric sector. The annual studies are prepared by DEFG, LLC, a management consulting firm specializing in energy
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update

Industry and Accounting Terms
Abbreviation or acronym	Definition
Btu; therm; MMBtu	A “Btu” or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A “therm” is one hundred thousand Btu. One “MMBtu” is one million Btu.
CFTC	Commodity Futures Trading Commission, an independent agency of the United States government with primary responsibility for regulating futures and options markets
CME	CME Group operates options and futures exchanges including, among others, the Chicago Mercantile Exchange, the Chicago Board of Trade, and the New York Mercantile Exchange
EDC; LDC	“Electric distribution company” or “energy distribution company”; may also be known as a “local distribution company”; see also “electric utility”
EDI compliant	In order for a licensed competitive electricity supplier to sell to, bill, and collect from retail customers within a given utility’s service territory, it must establish an electronic connection or become “EDI compliant” with such utility
EEI	The Edison Electric Institute is a trade association representing U.S. investor-owned electric companies. Its 160 U.S. operating utility and parent company members provide electricity for 220 million Americans, operate in all 50 states and the District of Columbia, and directly employ more than 500,000 workers. The association also has 70 international electric company members and 270 industry suppliers and related organizations as associate members
EIA	Energy Information Administration, an independent agency within the U.S. Department of Energy
Electric utility	A corporation, person, agency, authority, or other legal entity or instrumentality aligned with distribution facilities for delivery of electric energy for use primarily by the public such as investor-owned utilities (“IOUs”), municipally-owned utilities (“munis”), utilities owned by states or political subdivisions thereof (“POUs”), federal utilities, and rural electric cooperatives (“co-ops”). A few entities that are tariff based and corporately aligned with companies that own distribution facilities are also included.
ERCOT	Electric Reliability Council of Texas, an ISO managing 85% of the electric Load of Texas and subject to oversight by the Public Utility Commission of Texas and the Texas Legislature but not FERC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission, an independent regulatory agency within the U.S. Department of Energy
GAAP	Generally accepted accounting principles in the United States
ICE	Intercontinental Exchange® is a leading operator of futures and stock exchanges and clearinghouses, including the New York Stock Exchange

Industry and Accounting Terms
Abbreviation or acronym	Definition
ISO; RTO	Independent System Operator, a non-profit organization formed at the direction or recommendation of FERC that coordinates, controls, and monitors the operation of a bulk electric power system, usually within a single U.S. state, but sometimes encompassing multiple states. A Regional Transmission Organization (“RTO”) typically performs the same functions as an ISO, but covers a larger area. ISOs and RTOs may also operate centrally cleared wholesale markets for electric power quoted on both a “real-time” and “day ahead” basis.
ISO-NE	ISO New England Inc., an RTO serving Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
MISO	Midcontinent Independent System Operator, Inc., (formerly the Midwest Independent Transmission System Operator, Inc.), an RTO serving all or part of Arkansas, Illinois, Indiana, Iowa, Louisiana, Manitoba, Michigan, Minnesota, Mississippi, Missouri, Montana, North Dakota, South Dakota, Texas, and Wisconsin
MCF	One thousand cubic feet, a common unit of price measure for natural gas. In 2010, one MCF of natural gas had a heat content of 1,025 Btu.
NERC	North American Electric Reliability Corporation, a non-profit corporation formed on March 28, 2006 as the successor to the National Electric Reliability Council, also known as NERC, formed in 1968. NERC is the designated Electric Reliability Organization for the U.S. and operates under the auspices of FERC.
NGX	Natural Gas Exchange Inc., provides electronic trading, central counterparty clearing and data services to the North American natural gas and electricity markets. NGX is wholly owned by TMX Group Limited which collectively manages all aspects of Canada’s senior and junior equity markets.
NYISO	New York Independent System Operator, an ISO serving New York state
PJM	PJM Interconnection, a RTO serving all or part of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, and the District of Columbia.
POR; non-POR	All states with restructured retail markets have implemented laws and regulations with respect to permitted billing, credit, and collections practices. Some of these states require an EDC billing customers in their service territory on behalf of suppliers operating there to purchase the receivables generated as a result of energy sales, generally at a modest discount to reflect bad debt experience. These states are known as “purchase of receivables” or “POR” jurisdictions while those without this provision are known as “non-POR” areas.
PURPA	Public Utilities Regulatory Policy Act of 1978

Industry and Accounting Terms
Abbreviation or acronym	Definition
RECs	“Renewable energy certificates” represent the property rights to the environmental, social, and other non-power qualities of renewable electricity generation and can be sold separately from the underlying physical electricity. As renewable generators produce electricity, they create one REC per megawatt-hour. If the physical electricity and the associated RECs are sold to separate buyers, the electricity is no longer considered “renewable” or “green” as the REC is what conveys the attributes and benefits of the renewable electricity, not the electricity itself
SEC	U.S. Securities and Exchange Commission, an independent agency of the United States government with primary responsibility for enforcing federal securities laws and regulating the securities industry and stock exchanges
Watt (W); Watt-hour (Wh)	Although in everyday usage, the terms “energy” and “power” are essentially synonyms, scientists, engineers, and the energy business distinguish between them. Technically, energy is the ability to do work, or move a mass a particular distance by the application of force while power is the rate at which energy is generated or consumed.

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause our actual results to differ materially from those indicated in forward-looking statements made by or on behalf of the Company in this Form 10-Q, in presentations, on our website, in response to questions, or otherwise. You should not place undue reliance on any forward-looking statement. Examples of forward-looking statements include, among others, statements we make regarding:

●	Expected operating results, such as revenue growth, earnings, and numbers of enrollees and customers;

●	Statements regarding anticipated geographic expansion;

●	Anticipated levels of capital expenditures;

●	Current or future price volatility in the energy markets and future market conditions;

●	Our belief that we have sufficient liquidity to fund our operations during the next 12 months;

●	Expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities, and governmental and regulatory investigations and proceedings;

●	Our strategies for risk management; and

●	Any other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission.

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

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed under the heading “Item 1A – Risk Factors” of our Form 10-K/A for 2015, Item 1A – Risk Factors” of our Form 10-K for 2015, and the “Risk Factors” section beginning on page 10 of our Form S-1, and any assumptions and other factors referred to specifically in connection with such forward-looking statements that could cause our actual results to differ materially from those indicated in the forward-looking statements.

Part I – Financial Information

Item 1 - Financial Statements (Unaudited)

Aspirity Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015

Assets
Current assets
Unrestricted cash	$186,581	$1,371,167
Cash in trading accounts	-	1,800,272
Cash in collateral accounts	28,500	246,000
Accounts receivable	278,256	3,558,316
Term Loan - current (Related party - Note 13)	7,597,394	-
Prepaid expenses and other current assets	54,729	82,253
Assets of discontinued operations - current (Note 4)	-	11,084,264
Total current assets	8,145,460	18,142,272
Property, equipment and furniture, net	86,723	217,625
Other assets
Term Loan - non-current (Related party - Note 13).	10,800,265	-
Accrued financial services revenue (Related party - Note 13)	357,905	-
Assets of discontinued operations - non-current	-	10,325,332
Total assets	$19,390,353	$28,685,229

Liabilities and Members’ Equity (deficit)
Current liabilities
Current portions of debt
Revolver and short term debt (Related party - Note 13)	$300,000	$1,212,705
Renewable unsecured subordinated notes	10,151,455	10,120,175
Accounts payable	1,330,920	2,471,355
Accrued expenses	-	2,090,227
Accrued compensation	249,138	-
Accrued interest	2,044,246	1,502,761
Liabilities of discontinued operations - current	-	5,046,443
Total current liabilities	14,075,759	22,443,666
Long-term liabilities
Renewable unsecured subordinated notes	15,607,312	14,050,298
Liabilities of discontinued operations - non-current	-	242,232
Total long term liabilities	15,607,312	14,292,530
Total liabilities	29,683,071	36,736,196
Commitments and contingencies
Members’ equity (deficit)
Series A preferred equity	2,745,000	2,745,000
Common equity	(13,037,718)	(7,499,580)
Total members’ equity (deficit)	(10,292,718)	(4,754,580)
Non-controlling interest	-	(3,955,159)
Accumulated other comprehensive income attributed to non-controlling interest	-	658,772
Total equity (deficit)	(10,292,718)	(8,050,967)
Total liabilities and equity (deficit)	$19,390,353	$28,685,229

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Loss

Three and Six Months ended June 30, 2016 and 2015

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Revenue
Wholesale trading, net	$-	$(416,113)	$(52,211)	$(332,213)
Retail energy services	357,084	8,066,608	10,007,169	13,443,717
Financial services (Related party - Note 13)	893,882	-	901,821	-
Total sales and services revenue	1,250,966	8,066,608	10,908,990	13,443,717
Total revenue	1,250,966	7,650,495	10,856,779	13,111,504
Costs of sales and services
Cost of retail energy sold	289,805	6,095,655	8,545,325	12,318,876
Total costs of sales and services	289,805	6,095,655	8,545,325	12,318,876
Gross profit on sales and services	961,161	1,970,953	2,363,665	1,124,841
Operating expenses
Sales, marketing, and customer service	1,391,564	357,008	2,438,365	602,907
Other general and administrative	1,648,199	2,102,470	4,481,505	4,167,584
Total operating expenses	3,039,763	2,459,478	6,919,870	4,770,491
Operating loss	(2,078,602)	(904,638)	(4,608,416)	(3,977,863)
Other income (expense)
Interest expense	(1,034,602)	(481,934)	(2,065,269)	(1,142,083)
Other income, net	92	83,824	119,181	83,824
Other expense, net	(1,034,510)	(398,110)	(1,946,088)	(1,058,259)
Net loss from continuing operations	(3,113,112)	(1,302,748)	(6,554,504)	(5,036,122)
Discontinued operations (Note 4)
Net income from discontinued operations	-	(1,512,843)	712,364	3,053,159
Net loss	(3,113,112)	(2,815,591)	(5,842,140)	(1,982,963)
Net loss from non-controlling interest	-	-	(109,638)	-
Net loss attributable to Company	(3,113,112)	(2,815,591)	(5,732,502)	(1,982,963)
Preferred distributions	137,268	137,268	274,536	274,536
Net loss attributable to common	$(3,250,380)	$(2,952,859)	$(6,007,038)	$(2,257,499)
Other comprehensive loss:
Net loss from non-controlling interest	$-	$-	$(109,638)	$-
Foreign currency translation adjustment	-	-	90,840	-
Attributable to non-controlling interest	-	-	(18,798)	-
Net loss attributable to Company	(3,113,112)	(2,815,591)	(5,732,502)	(1,982,963)
Foreign currency translation adjustment	-	(360,569)	-	(411,839)
Change in fair value of cash flow hedges	-	(462,721)	-	(21,737)
Unrealized gain on marketable securities	-	(5,492)	-	6,783
Attributable to the Company	(3,113,112)	(3,644,373)	(5,732,502)	(2,409,756)
Preferred distributions	137,268	137,268	274,536	274,536
Attributable to common	$(3,250,380)	$(3,781,641)	$(6,007,038)	$(2,684,292)

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

	Six Months
	Ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(5,842,140)	$(1,982,963)
Net income from discontinued operations	712,364	3,053,159
Net loss from continuing operations	(6,554,504)	(5,036,122)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	49,562	181,092
Unit based compensation	468,900	-
Gain on sale of marketable securities	-	(1,916)
Change in operating assets and liabilities:
Trading accounts	291,104	(537,866)
Collateral deposits	35,000	-
Accounts receivable	(1,116,913)	(2,879,073)
Prepaid expenses and other current assets	89,330	(20,925)
Accrued revenue	(357,906)	-
Accounts payable	662,926	1,306,553
Accrued expenses	85,278	412,166
Accrued compensation	249,139	10,676
Accrued interest	588,973	24,433
Net cash used for continuing operations	(5,509,111)	(6,540,982)
Net cash provided by discontinued operations	1,747,833	8,730,208
Net cash provided by (used for) operating activities	(3,761,278)	2,189,226
Cash flows from investing activities
Purchases of property, equipment, and furniture…	(19,896)	(25,302)
Purchases of marketable securities	-	(3,250,000)
Proceeds from sale of marketable securities	-	2,489,449
Proceeds from Term Loan	1,850,527	-
Net cash provided by (used for) continuing operations	1,830,631	(785,853)
Net cash used for discontinued operations	(162,852)	(384,405)
Net cash provided by (used for) investing activities	1,667,779	(1,170,258)
Cash flows from financing activities
Deferred financing costs	(219,801)	(191,524)
Proceeds from revolver and short term debt	4,645,420	13,204,000
Payments on revolver and short term debt	(3,496,586)	(10,923,004)
Issuances of renewable unsecured subordinated notes	3,693,365	6,210,798
Redmptions of renewable unsecured subordinated notes	(1,921,189)	(1,657,813)
Preferred distributions	(274,536)	(274,536)
Net cash provided by continuing operations	2,426,673	6,367,921
Net cash used for discontinued operations	(1,103,898)	(4,681,728)
Net cash provided by financing activities	1,322,775	1,686,193
Net increase (decrease) in cash…	(770,724)	2,705,161
Effect of exchange rate changes on cash	87,104	(19,924)
Unrestricted cash
Beginning of period	2,331,401	2,397,300
Adjustment for deconsolidation of VIE	(1,461,200)	-
End of period	$186,581	$5,082,537

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Six Months Ended June 30, 2016 and 2015

	Six Months
	Ended June 30,
	2016	2015

Non-cash financing activities:

Capitalized interest	$138,915	$161,338

Renewals of renewable unsecured subordinated notes	$3,494,754	$2,823,633

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,287,437	$858,989

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Deficit)

Six Months Ended June 30, 2016 and 2015

	Series A Preferred Equity	Common Equity	Accumulated Other Comprehensive Income	Total Members’ Equity	Non- Controlling Interest	Accumulated Other Comprehensive Income Attributed to Non- Controlling Interest	Total Equity

Balance - December 31, 2014	$2,745,000	$(193,624)	$146,749	$2,698,125	$-	$-	$2,698,125
Net income	-	(1,982,963)		(1,982,963)	-	-	(1,982,963)
Other comprehensive income	-	-	(426,793)	(426,793)	-	-	(426,793)
Preferred distributions	-	(274,536)	-	(274,536)	-	-	(274,536)
Common distributions	-	(4,682,215)	-	(4,682,215)	-	-	(4,682,215)
Balance - June 30, 2015	$2,745,000	$(7,133,338)	$(280,044)	$(4,668,382)	$-	$-	$(4,668,382)
Balance - December 31, 2015	$2,745,000	$(7,499,580)	$-	$(4,754,580)	$(3,955,159)	$658,772	$(8,050,967)
Net loss	-	(5,732,502)	-	(5,732,502)	(109,638)	-	(5,842,140)
Other comprehensive income	-	-	-	-	-	90,840	90,840
Preferred distributions	-	(274,536)	-	(274,536)	-	-	(274,536)
Issuance of Common Units	-	468,900	-	468,900	-	-	468,900
Adjustment due to deconsolidation of VIE	-	-	-	-	4,064,797	(749,612)	3,315,185
Balance - June 30, 2016	$2,745,000	$(13,037,718)	$-	$(10,292,718)	$-	$-	$(10,292,718)

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation and Description of Business

Basis of Presentation

Aspirity Holdings, LLC (“Aspirity” or the “Company”) has prepared the foregoing unaudited consolidated financial statements in accordance with GAAP and the requirements of the SEC with respect to interim reporting. As permitted under these rules, certain footnotes and other financial information required by GAAP for complete financial statements have been condensed or omitted. The interim consolidated financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

For additional information, please refer to our audited consolidated financial statements and the accompanying notes for the years ended December 31, 2015 and 2014 included in our 2015 Form 10-K/A.

The Restructuring

Effective with the Distribution of all of the common equity interests of Enterprises on November 1, 2015, we exited all wholesale trading and diversified investment activity and have no plans to engage in such in the future, therefore these operations are reported as discontinued operations. Although we no longer own REH, a wholly-owned subsidiary of Enterprises, its retail energy services operations remain in continuing operations through March 30, 2016 due to not being considered a strategic shift from future operations. After the Distribution but prior to March 30, 2016, the financial results of Enterprises were consolidated with those of the Company as a variable interest entity or VIE.

Historically, these segments constituted significant parts of our business, and consequently, our future financial statements will be significantly different from those of the past.

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

See also “Note 3 – Variable Interest Entities”, “Note 4 - Summary Consolidating Financial Information”, and “Note 5 - Discontinued Operations”.

Liquidity, Financial Condition, and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has financed its operations to date principally through cash on hand, Note sales, and Term Loan receipts. For the six months ended June 30, 2016, the Company on a consolidated basis reported a net loss of $5,842,000 and cash used for operations of $5,509,000. As of June 30, 2016, the Company had unrestricted cash, negative working capital, and total members’ deficit of $187,000, $5,930,000, and $10,293,000, respectively.

Aspirity Energy and Aspirity Financial are start-up companies in the retail energy and financial services industries, respectively. While revenues from Aspirity Energy are expected to continue to increase throughout the remainder of the year as customers are signed up, overall we do not expect such to be significant until 2017. Further, the Company does not expect to report positive cash flow from operations or profitability on a regular basis until late 2017 at the earliest.

Prior to that time, the Company will rely on the timely payment of the Term Loan and its ability to sell Notes in order to fund Note redemptions and operations. Enterprises’ ability to make timely payments on the Term Loan depends in part on the operations of its Legacy Businesses which were not profitable in 2015. In the event amounts owed to us are paid late or not paid, our ability to fund operations, sell new Notes, renew existing Notes, and redeem existing Notes will be negatively impacted.

Historically, sales and renewals of Notes have exceeded redemptions, although there can be no assurance that such will be the case in the future. If redemptions exceed cash from operations, Term Loan payments, renewals, and new Note sales, then the Company will need additional financing from other sources.

While the Company believes that payments from Enterprises on the Term Loan, anticipated cash generated from operating activities, availability of trade credit with respect to power purchases, and anticipated proceeds from our Notes Offering will be sufficient to meet operating cash requirements and obligations under the Notes for the next twelve months, there can be no assurance that this will prove to be the case.

The Company regularly evaluates sources of debt financing other than the Notes and is also actively seeking additional equity capital to meet its funding needs. However, there can be no assurance that these efforts will prove to be successful.

2.	Summary of Significant Accounting Policies

A description of our significant accounting policies is included in the 2015 Forms 10-K/A and 10-K and our interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in those reports.

Results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016.

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

Management believes the carrying values of the Company’s financial instruments including its Notes reasonably approximated their fair values at June 30, 2016 and December 31, 2015 due to the relatively new age of these particular instruments.

Accounts Receivable

Receivables are reported at the amount management expects to collect from outstanding balances. Differences between amounts due and expected collections are reported in the results of operations for the period in which those differences are determined. Receivables are written off only after collection efforts have failed, and the Company typically does not charge interest on past due accounts. There was no allowance for doubtful accounts as of June 30, 2016 and December 31, 2015.

Income Taxes

The Company is organized as a limited liability company under the laws of Minnesota and has elected to be taxed as a partnership. As such, it is not a taxable entity and no provision for federal or state income taxes has been made on the financial statements. However, holders of preferred units report distributions received on their individual tax returns while members holding common units report their proportionate shares of taxable income or loss (which may vary substantially from the income or loss reported in our consolidated statements of comprehensive income) on theirs. The Company files income tax returns in U.S. federal and state jurisdictions. The years 2012 through 2015 remain open for examination by the IRS and state agencies.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. The Company has no unrecognized tax positions.

Unit-Based Compensation

The Company expenses unit-based awards pursuant to ASC Topic 718 Compensation - Stock Compensation which requires that compensation cost at the grant date fair value of unit-based awards be recognized over the requisite service period. The Company estimates the grant date fair value of unit-based awards issued based on a discounted cash flow model as the Company’s units are not publicly traded. The discounted cash flow model requires the input of highly subjective assumptions, including projected growth and cost of capital. See “Note 12 – Ownership” for more information.

New Accounting Pronouncements

In May 2014, the FASB issued a new revenue recognition standard, ASU 2014-09 Revenue from Contracts with Customers (Topic 606), that eliminated all industry-specific provisions and replaced all current U.S. GAAP guidance on the topic. The new standard provides a unified model to determine when and how revenue is recognized based on the core principle that recognition should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the seller expects to be entitled. The Company was originally required to adopt the standard on January 1, 2017. In April 2015, the FASB proposed a one-year deferral of the effective date for the standard and the deferral was adopted in August 2015. The Company is now required to adopt the standard on January 1, 2018. The update may be applied using one of two methods, either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to provide interpretive clarifications on the new guidance in ASC Topic 606. We are currently assessing the impact of the standard on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40) regarding disclosures of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures and the update provides such. The update applies to all entities, and is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of ASU 2014-15 on the Company’s disclosures.

In February 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis (“ASU 2015-02”), amending ASC 810 to improve the guidance by simplifying the requirements for consolidation and placing more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for the annual period ending after December 15, 2015 and subsequent interim and annual periods with early adoption permitted. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 Interest – Imputation of Interest (Topic 835) simplifying the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The Company retrospectively adopted ASU 2015-03 in the first quarter of 2016. As a result, the Company reclassified net deferred financing costs of $298,000 and $314,000 to long term debt at March 31, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 will allow entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as is currently required, or recognized when they actually occur. If elected, the change to recognize forfeitures when they occur will be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to retained earnings. ASU 2016-09 will be effective for the Company at the beginning of fiscal 2017, including interim periods in the year of adoption. Early adoption is permitted in any interim or annual period. The Company is still evaluating the potential impacts of ASU 2016-09 on its consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is the year ended December 31, 2020. Entities may early adopt beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

3. Variable Interest Entities

On March 18, 2016 FERC approved the change in control of the Company per Docket No. EC16-60-000. This allowed the Company to adopt an amended and re-stated Operating Agreement which converted the Class B to Class A units on March 30, 2016. This constituted a reconsideration event and as such, a reassessment of the VIE relationship between the Company and Enterprises and the consolidation decision was performed as of this date.

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

As a result of the above facts and circumstances, it was concluded that Aspirity should consolidate Enterprises as a VIE through March 30, 2016. Therefore, the statements of operations and cash flows for fiscal 2016 include the activity of Enterprises through March 30, 2016, but the balance sheet presented as of June 30, 2016 is for Aspirity only. As this was a distribution of the equity interest to the owners of the entity, the deconsolidation was recorded at book value and as such there was no gain or loss recognized on the transaction.

4. Discontinued Operations

For the second quarter ended June 30, 2016, the Company accounted for all of the Legacy Businesses operated by Enterprises with the exception of its retail energy services segment (REH) as discontinued operations pursuant to ASU 2014-08. This update changed the discontinued operations reporting requirements of Presentation of Financial Statements (Topic 205), Subtopic 205-20 by changing the definition of a discontinued operation to include “only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results ”.

The major line items constituting discontinued operations for the Company are presented below for the periods and as of the dates indicated. The segments of Enterprises’ business included in discontinued operations for the Company are wholesale trading and diversified investments. For additional disclosures related to the amounts shown below, see the Company’s Forms 10-K/A and 10-K for 2015.

	Six Months Ended
	June 30, 2016	June 30, 2015

Revenues, expenses, and earnings of discontinued operations
Revenues, net	$2,778,016	$12,229,420

Costs of sales and services	657,556	-
Other general and administrative	2,431,268	9,370,871
Other income (expense), net	1,023,172	194,610

Total expenses	2,065,652	9,176,261

Income before taxes	712,364	3,053,159

Income tax provision	-	-

Net income (loss)	$712,364	$3,053,159

As of
December 31, 2015

Assets and liabilities of discontinued operations
Unrestricted cash	$960,234
Cash in trading accounts	6,247,059
Accounts receivable, net	2,329,868
Prepaid expenses & other current assets	1,547,103

Total current assets	11,084,264

Property, equipment & furniture, net	1,130,686
Goodwill & intangible assets, net	2,000,786
Restricted cash	1,319,371
Real estate held for development	2,714,297
Notes receivable, net of deferred gain	2,586,616
Other assets	573,576

Total non-current assets	10,325,332

Total assets	$21,409,596

Revolver	$475,700
Senior notes	1,214,762
Accounts payable	1,905,628
Accrued expenses	739,526
Billings in excess of costs & earnings	710,827

Total current liabilities	5,046,443

Senior notes	242,232

Total non-current liabilities	242,232

Total liabilities	$5,288,675

5. Summary Consolidating Financial Data

The consolidating statement of comprehensive income presented below includes the results of operations for Aspirity for the first six months ended June 30, 2016 and for the retail energy services segment of Enterprises for the first quarter ended March 31, 2016.

	For the six months ended June 30, 2016
	Aspirity Holdings and Subsidiaries	Krieger Enterprises and Subsidiaries	Eliminations	Aspirity Holdings Consolidated

Revenue
Wholesale trading, net	-	(52,211)	-	(52,211)
Retail energy services	371,524	9,635,645	-	10,007,169
Financial services (Note 13)	1,616,354	-	(714,533)	901,821
Total sales and services revenue	1,987,878	9,635,645	(714,533)	10,908,990
Total revenue	1,987,878	9,583,434	(714,533)	10,856,779
Costs of sales and services
Cost of retail energy sold	301,864	8,243,461	-	8,545,325
Total costs of sales and services	301,864	8,243,461	-	8,545,325
Gross profit on sales and services	1,686,014	1,392,184	(714,533)	2,363,665
Operating expenses
Sales, marketing, and customer service	2,097,156	341,209	-	2,438,365
Other general and administrative	3,323,697	1,157,808	-	4,481,505
Total operating expenses	5,420,853	1,499,017	-	6,919,870
Operating loss	(3,734,839)	(159,044)	(714,533)	(4,608,416)
Other income (expense)
Interest expense	(1,997,898)	(676,868)	609,497	(2,065,269)
Other income, net	235	118,946	-	119,181
Other income (expense), net	(1,997,663)	(557,922)	609,497	(1,946,088)
Net loss from continuing operations	(5,732,502)	(716,966)	(105,036)	(6,554,504)
Discontinued operations (Note 5)
Net income from discontinued operations	-	607,328	105,036	712,364
Net loss	(5,732,502)	(109,638)	-	(5,842,139)
Net loss from non-controlling interest	-	(109,638)	-	(109,638)
Net loss attributable to Company	(5,732,502)	-	-	(5,732,502)
Preferred distributions	274,536	-	-	274,536
Net loss attributable to common	$(6,007,038)	$-	$-	$(6,007,038)
Other comprehensive loss attributable to non-controlling interest
Net loss from non-controlling interest	$-	$(109,638)	$-	$(109,638)
Foreign currency translation adjustment	-	90,840	-	90,840
Attributable to non-controlling interest	-	(18,798)	-	(18,798)
Other comprehensive income (loss) attributable to the Company
Net loss attributable to Company	(5,732,502)	-	-	(5,732,502)
Attributable to the Company	(5,732,502)	-	-	(5,732,502)
Preferred distributions	274,536	-	-	274,536
Attributable to common	$(6,007,038)	$-	$-	$(6,007,038)

6. Cash

The Company deposits its unrestricted cash in financial institutions. Balances, at times, may exceed federally insured limits. Cash deposited in trading and collateral accounts may be unavailable at times for immediate withdrawal depending upon business activity. Cash as of the dates indicated was as follows:

	June 30, 2016	December 31, 2015

Continuing operations
Aspirity	$186,581	$718,497
REH	-	652,670

Unrestricted cash	$186,581	$1,371,167

Aspirity
Credit requirements	$-	$-
Available for withdrawal	-	-

REH
Credit requirements	-	730,580
Available for withdrawal	-	1,069,692

Cash in trading accounts	$-	$1,800,272

Aspirity	$28,500	$63,500
REH	-	182,500

Cash in collateral accounts	$28,500	$246,000

7. Accounts Receivable

Accounts receivable resulting from sales to end-use customers were as follows as of the dates indicated:

	June 30, 2016	December 31, 2015

Continuing operations
Aspirity
Billed	152,156	-
Unbilled	126,100	-

REH
Billed	-	2,278,316
Unbilled	-	1,280,000

Accounts receivable	$278,256	$3,558,316

As of June 30, 2016 there were no accounts representing a significant percentage or concentration. As of December 31, 2015, REH had one account with a balance greater than 10% of the total. Such amount was owed by a utility with an investment-grade credit rating.

8. Property, Equipment, and Furniture

Property, equipment, software, furniture, and leasehold improvements consisted of the following at the dates indicated:

	June 30, 2016	December 31, 2015

Continuing operations
Aspirity
Equipment and software	$23,435	$19,539
Furniture	45,471	41,038
Leasehold improvements	32,967	32,967

Property, equipment and furniture, gross	101,873	93,544
Less accumulated depreciation	(15,150)	(5,373)

Property, equipment, and furniture, net	$86,723	$88,171

REH
Equipment and software	$-	$188,186
Furniture	-	42,118
Leasehold improvements	-	9,148

Property, equipment and furniture, gross	-	239,452
Less accumulated depreciation	-	(109,998)

Property, equipment, and furniture, net	$-	$129,454

Depreciation expense was $5,000 and $28,000 and $10,000 and $18,000 for the three and six months ended June 30, 2016 and 2015, respectively.

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

The following table summarizes the amounts owed to the Company by Enterprises pursuant to the Term Loan as of the dates indicated.

	June 30, 2016	December 31, 2015

Current	$7,597,394	$8,461,853
Non-current	10,800,265	11,786,333

Total	$18,397,659	$20,248,186

Note that so long as Enterprises and Aspirity were consolidated, the Term Loan was eliminated. Consequently, while it is presented on the June 30, 2016 balance sheet, it does not appear on the December 31, 2015 statement.

As of June 30, 2016 Enterprises was in compliance with all of the terms and conditions of the Term Loan.

10. Debt

Notes payable by instrument are summarized as follows:

	June 30, 2016	December 31, 2015

Aspirity
Short term debt (Related party -Note 13)	$300,000	$-
Renewable unsecured subordinated note	26,256,675	24,484,498
REH
Revolver	-	1,212,705
Consolidated total, gross	26,556,675	25,697,203
Deferred financing costs
Deferred financing costs, net	497,908	314,025
Consolidated total, net	$26,058,767	$25,383,178

Bridge Loan

On May 27, 2016, Mr. Krieger and the Company entered into an agreement that allowed the Company to borrow up to $500,000 at an annual interest rate of 12%. While there is no specific maturity date, the note is short term in nature and the Company expects to pay it off in less than a year. As of June 30, 2016, the Company had borrowed $300,000 and had accrued interest of $3,000.

See “Note 13 – Related Party Transactions” and “Note 16 – Subsequent Events”.

Renewable Unsecured Subordinated Notes

On May 10, 2012, our first Form S-1 registration statement relating to the offer and sale of our Notes was declared effective by the SEC, and the offering commenced on May 15, 2012. This Old S-1 covered up to $50,000,000 in principal amount of 3-and 6-month and 1, 2, 3, 4, 5, and 10 year Notes.

On May 8, 2015, we filed a new registration statement with respect to the Notes to continue our Notes Offering under the Old S-1 until the date that the New S-1 was declared effective. The new registration replaces the original statement and covers up to $75,000,000 in principal amount of 3-and 6-month and 1, 2, 3, 4, 5, and 10 year Notes. The New S-1 was declared effective by the SEC on November 12, 2015.

The Company made interest payments during the three and six months ended June 30, 2016 and 2015 of $723,000, $580,000, $1,287,000, $859,000 respectively.

For the first half ended June 30, 2016 and 2015, we incurred $1,139,000 and $1,103,000, respectively, of offering-related expenses, including marketing and certain printing expenses, legal and accounting fees, filing fees, and trustee fees but excluding amounts capitalized as deferred financing costs and amortized as Notes are sold

Total accrued interest on the Notes at June 30, 2016 and December 31, 2015 was $2,044,000 and $1,483,000, respectively.

As of June 30, 2016, the Company had $26,256,675 of Notes outstanding as follows:

Initial Term	Principal Amount	Weighted Average Interest Rate

3 months	$246,706	7.69%
6 months	408,281	9.01%
1 year	6,041,405	13.68%
2 years	3,804,424	13.80%
3 years	4,620,330	14.87%
4 years	4,336,155	15.83%
5 years	3,968,102	15.88%
10 years	2,831,273	15.56%
	0.15	0.15
Total	$26,256,675	14.67%

Weighted average term	42.6 mos

11. Leases

The Company leases office space under an agreement that expires in 2017, with an option to extend the lease until 2019. For the six months ended June 30, 2016 and 2015 lease expense was $84,000 and $75,000, respectively.

12. Ownership

Effective November 1, 2015, concurrently with the Distribution, a new Operating Agreement was adopted pursuant to which the Company issued 6,064 new Class B common units to six individuals, constituting 55.00% of the total common units outstanding. Four of these six individuals are members of management. The Class B units represented profits interests only and incorporated no governance or voting rights, but were automatically convertible into Class A units, each of which has full financial and voting rights, effective upon FERC approval of the change of control of the Company.

On March 30, 2016, the Class B converted to Class A units pursuant to the adoption of an amended and re-stated Operating Agreement, following the March 18, 2016 approval by FERC of the change in control of the Company per Docket No. EC16-60-000.

On May 11, 2016, the Company granted 114 Class A common units to each of its three independent directors (342 units in total).

The ownership of the Company’s equity as of June 30, 2016 and December 31, 2015 is as presented below:

	June 30, 2016	December 31, 2015

Non-Voting Units
Series A Preferred	496	496
Class B Common	-	6,064

Total	496	6,560

Voting Units
Class A Common (1, 2)	11,290	4,960

Total	11,290	4,960

1 - 1,102 units held by an employee are subject to forfeiture should he leave the employment of the Company and upon payment by the Company of $1.00 per unit as follows: after Apr 1, 2016 but before Mar 31, 2017, 734 units and after Apr 1, 2017 but before Mar 31, 2018, 366 units.

2 - The 342 total units held by the 3 independent directors (114 units each) are subject to forfeiture should they leave the Company and upon payment by the Company of $1.00 per unit as follows: after May 12, 2016 but before May 11, 2017, 228 units and after May 12, 2017 but before May 11, 2018, 114 units. On June 19, 2016, William Goblirsch, one of the independent directors died, and consequently, 76 of his units were forfeited.

For the six months ended June 30, 2016 and the year ended December 31, 2015, total preferred distributions paid were $275,000 and $549,000, respectively.

For the six months ended June 30, 2016 and the year ended December 31, 2015, total common distributions paid were $0 and $5,950,000, respectively.

Unit Based Compensation

On March 30, 2016, 4,410 Class A common units were issued to three officers of the Company pursuant to the adoption of the amended and re-stated Operating Agreement put in effect upon FERC approval of the change of control of the Company. Approximately 83% of the units vested immediately, while the remaining 17% will vest over the two years following issuance.

On May 11, 2016, 114 units each or 342 Class A common units in total were issued to the Company’s three independent directors. 33% of the units vested immediately, while the remaining 67% will vest over the two years following issuance.

Unit based compensation expense for the first six months of 2016 and 2015 was $469,000 and $0, respectively. Unit based compensation is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense. The Company has assumed a zero percent forfeiture rate.

As of June 30, 2016 and 2015, unrecognized compensation cost related to non-vested, unit-based compensation was $87,000 and $0, respectively. As of June 30, 2016, the weighted average years outstanding for unvested awards was 0.7 years.

13. Related Party Transactions

The Company and Enterprises are related parties due to ownership by Mr. Krieger. At June 30, 2016, Mr. Krieger owned 100% of the Company’s Series A preferred, owned directly 43.42% of its Class A common, and controlled an additional 0.22% of its Class A common owned by an entity formed by him for the benefit of his children. Mr. Krieger controls 100.00% of the Common Units of Enterprises.

On May 27, 2016 the Company entered into a loan agreement with Tim Krieger with a borrowing amount up to $500,000. As of June 30, 2016 the Company had borrowed $300,000 and accrued interest of $3,000. See also “Note 10 – Debt”.

As of June 30, 2016 there was an outstanding Term Loan between the Company and Enterprises totaling $18,398,000. See also “Note 9 - Term Loan”.

For the first half of 2016 the Company recognized $902,000 of financial services revenue related to the Term Loan, as well as a balance of $358,000 of accrued financial services revenue as of June 30, 2016.

14. Commitments and Contingencies

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

As of June 30, 2016 the Company has $302,000 of deferred payments to Exelon, which are included in our accounts payable balance.

Legal fees, if any, related to commitments and contingencies are expensed as incurred.

15. Segment Information

As of June 30, 2016, as a result of the Restructuring and the distribution of Enterprises, the Company currently has limited operations and assets, but has established two segments used to measure business activity – retail energy services and financial services.

While certain segments have not changed, for the first six months ended June 30, 2016, the Company accounted for all of the Legacy Businesses operated by Enterprises with the exception of the retail energy services segment as discontinued operations.

Certain amounts reported in prior periods have been reclassified to conform to the current period’s presentation as a result of the Restructuring.

See “Note 3 – Variable Interest Entities”, “Note 4 - Discontinued Operations”, and Note 5 – Summary Consolidated Financial Information”.

Information on segments for and at the three and six months ended June 30, 2016 is as follows:

	Aspirity		Enterprises	Corporate,
	Financial	Retail	Retail	Net of	Consolidated
	Services	Energy	Energy	Eliminations	Total

Three Months Ended June 30, 2016
Retail energy services	$-	$357,084	-	$-	$357,084
Financial services (Note 13)	893,882	-	-	-	893,882
Revenues, net	893,882	357,084	-	-	1,250,966
Cost of retail energy sold	-	289,805	-	-	289,805
Sales, marketing, and customer service	-	1,366,542	-	25,022	1,391,564
Other general and administrative	-	35,175	-	1,613,024	1,648,199
Operating costs and expenses	-	1,691,522	-	1,638,046	3,329,568
Operating income (loss)	$893,882	$(1,334,438)	$-	$(1,638,046)	$(2,078,602)
Capital expenditures	$-	$4,628	$-	$-	$4,628
Six Months Ended June 30, 2016
Wholesale trading	$-	$-	(52,211)	$-	$(52,211)
Retail energy services	-	371,524	9,635,645	-	10,007,169
Financial services (Note 13)	1,616,354	-	-	(714,533)	901,821
Revenues, net	1,616,354	371,524	9,583,434	(714,533)	10,856,779
Cost of retail energy sold	-	301,864	8,243,461	-	8,545,325
Sales, marketing, and customer service	-	2,001,059	341,209	96,097	2,438,365
Other general and administrative…	-	66,082	1,157,808	3,257,615	4,481,505
Operating costs and expenses	-	2,369,005	9,742,478	3,353,712	15,465,195
Operating income (loss)	$1,616,354	$(1,997,481)	$(159,044)	$(4,068,245)	$(4,608,416)
Capital expenditures	$-	$4,628	$11,568	$-	$16,196

At June 30, 2016
Unrestricted cash	$-	$31,455	-	$155,127	$186,581
Cash in collateral accounts	-	28,500	-	-	28,500
Accounts receivable	-	278,256		-	278,256
Term Loan - current (Note 13)	7,597,394	-	-	-	7,597,394
Prepaid expenses and other assets…	-	15,344	-	39,384	54,728
Total current assets	7,597,394	353,554	-	194,511	8,145,459
Property, equipment and furniture, net	-	-	-	86,723	86,723
Term Loan - non-current (Note 13)	10,800,265	-	-	-	10,800,265
Accrued financial services revenue (Note 13)	357,905	-	-	-	357,905
Total assets	$18,755,564	$353,554	$-	$281,235	$19,390,353
Accounts payable	$269,311	$781,660	$-	$279,949	$1,330,920
Accrued expenses	-	-	-	-	-
Accrued compensation	-	-	-	249,138	249,138
Accrued interest	1,775,056	-	-	269,190	2,044,246
Revolver	-	-	-	300,000	300,000
Renewable unsecured subordinated notes	-	-	-	25,758,767	25,758,767
Total liabilities	2,044,367	781,660	-	26,857,044	29,683,071
Series A preferred equity	-	-	-	2,745,000	2,745,000
Common equity	16,711,197	(428,106)	-	(29,320,810)	(13,037,718)
Total members’ equity (deficit)	16,711,197	(428,106)	-	(26,575,810)	(10,292,718)
Total liabilities and equity	$18,755,564	$353,554	$-	$281,235	$19,390,353

Information on segments for and at the three and six months ended June 30, 2015 is as follows:

	Aspirity		Enterprises	Corporate,
	Financial Services	Retail Energy	Retail Energy	Net of Eliminations	Consolidated Total

Three Months Ended June 30, 2015
Wholesale trading	$-	$-	$(416,113)	$-	$(416,113)
Retail energy services	-	-	8,066,608	-	8,066,608
Financial services (Note 13)	406,285	-	-	(406,285)	-

Revenues, net	406,285	-	7,650,495	(406,285)	7,650,495

Cost of retail energy sold	-	-	6,095,655	-	6,095,655
Sales, marketing, and customer service	-	-	357,008	-	357,008
Other general and administrative	-	-	1,278,523	823,947	2,102,470

Operating costs and expenses	-	-	7,731,186	823,947	8,555,133

Operating income (loss)	$406,285	$-	$(80,691)	$(1,230,232)	$(904,638)

Capital expenditures	$-	$-	$16,432	$-	$16,432

Six Months Ended June 30, 2015
Wholesale trading	$-	$-	$(332,213)	$-	$(332,213)
Retail energy services	-	-	13,443,717	-	13,443,717
Financial services (Note 13)	1,066,434	-	-	(1,066,434)	-

Revenues, net	1,066,434	-	13,111,504	(1,066,434)	13,111,504

Cost of retail energy sold	-	-	12,318,876	-	12,318,876
Sales, marketing, and customer service	-	-	602,907	-	602,907
Other general and administrative	-	-	2,423,424	1,744,160	4,167,584

Operating costs and expenses	-	-	15,345,207	1,744,160	17,089,367

Operating income (loss)	$1,066,434	$-	$(2,233,703)	$(2,810,594)	$(3,977,863)

Capital expenditures	$-	$-	$25,302	$-	$25,302

At June 30, 2015
Unrestricted cash	$-	$-	$572,184	$4,510,353	$5,082,537
Marketable securities	-	-	-	1,080,837	1,080,837
Cash in trading accounts	-	-	1,941,643	6,539,481	8,481,124
Accounts receivable	-	-	4,757,320	635,424	5,392,744
Term Loan - current	9,451,231	-	-	(9,451,231)	-
Prepaid expenses and other assets	-	-	67,968	1,500,076	1,568,044

Total current assets	9,451,231	-	7,339,115	4,814,940	21,605,286

Property, equipment and furniture, net	-	-	106,120	640,720	746,840
Term Loan - non-current	12,754,882	-	-	(12,754,882)	-
Other assets	-	-	137,661	7,357,866	7,495,527

Total assets	$22,206,113	$-	$7,582,896	$58,644	$29,847,653

Accounts payable	$-	$-	$2,109,677	$787,104	$2,896,781
Accrued expenses	-	-	1,101,298	2,188,925	3,290,223
Accrued interest and distributions	-	-	24,433	1,210,060	1,234,493
Revolver and other senior debt	-	-	3,386,255	1,502,170	4,888,425
Renewable unsecured subordinated notes	-	-	-	22,206,113	22,206,113

Total liabilities	-	-	6,621,663	27,894,372	34,516,035

Series A preferred equity	-	-	-	2,745,000	2,745,000
Common equity	22,206,113	-	1,846,378	(31,185,829)	(7,133,338)
AOCI	-	-	(885,145)	605,101	(280,044)

Total equity (deficit)	22,206,113	-	961,233	(27,835,728)	(4,668,382)

Total liabilities and equity	$22,206,113	$-	$7,582,896	$58,644	$29,847,653

Information on segments at December 31, 2015 is as follows:

	Aspirity		Enterprises	Corporate,
	Financial Services	Retail Energy	Retail Energy	Net of Eliminations	Consolidated Total

At December 31, 2015
Unrestricted cash	$-	$100,965	$652,670	$617,532	$1,371,167
Cash in trading accounts	-	-	1,800,272	-	1,800,272
Accounts receivable	258,569	-	3,558,316	(258,569)	3,558,316
Term Loan - current (Note 13)	8,461,853	-	-	(8,461,853)	-
Prepaid expenses and other assets	-	75,793	456,129	(203,669)	328,253
Discontinued operations - current	-	-	-	11,084,264	11,084,264

Total current assets	8,720,422	176,758	6,467,387	2,777,705	18,142,272

Property, equipment and furniture, net	-	-	129,453	88,172	217,625
Term Loan - non-current (Note 13)	11,786,333	-	-	(11,786,333)	-
Other assets	-	-	13,854	(13,854)	-
Discontinued operations - non-current	-	-	-	10,325,332	10,325,332

Total assets	$20,506,755	$176,758	$6,610,694	$1,391,022	$28,685,229

Accounts payable	$269,312	$2,925	$2,457,144	$(258,026)	$2,471,355
Accrued expenses	-	-	2,090,227	-	2,090,227
Accrued interest and distributions	-	-	19,741	1,483,020	1,502,761
Revolver	-	-	1,212,705	-	1,212,705
Renewable unsecured subordinated notes	-	-	-	24,170,473	24,170,473
Liabilities of discontinued operations	-	-	-	5,288,675	5,288,675

Total liabilities	269,312	2,925	5,779,817	30,684,142	36,736,196

Series A preferred equity	-	-	-	2,745,000	2,745,000
Common equity	20,237,443	173,833	893,734	(28,804,590)	(7,499,580)
Non-controlling interest	-	-	(62,857)	(3,233,530)	(3,296,387)

Total equity (deficit)	20,237,443	173,833	830,877	(29,293,120)	(8,050,967)

Total liabilities and equity	$20,506,755	$176,758	$6,610,694	$1,391,022	$28,685,229

16. Subsequent Events

From July 1 to August 10, 2016, the Company sold Notes totaling $676,000 with a weighted average term of 56.2 months and bearing a weighted average interest rate of 13.50%

On July 15, 2016 Mark A. Cohn resigned as President, Chief Executive Officer and Director of the Company and each of its subsidiaries. The Board of Directors appointed Timothy S. Krieger, the founder of the Company and its principal equity owner, as interim CEO.

On July 1, 2016, the Company borrowed the remaining $200,000 under its agreement with Mr. Krieger to bring the total borrowings against the Bridge Loan to the maximum of $500,000. See “Note 10 – Debt”. Subsequently, on July 13, 2016 Mr. Krieger was granted the financial rights to 10,000 Series A Common Units in recognition of his efforts on behalf of the Company as well as the cancellation of the $500,000 bridge loan. The governance rights associated with such units are subject to FERC approval.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2015 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q under the heading “Forward-Looking Statements” located on page 8, “Item 1A – Risk Factors” of this Form 10-Q and our 2015 Forms 10-K/A and 10-K, and the “Risk Factors” section beginning on page 10 of our Form S-1.

The risks and uncertainties described in this Form 10-Q, our 2015 Forms 10-K/A and 10-K, and our Form S-1 are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition, or results of operations could suffer if the risks set forth are realized.

Company Overview & Business Update

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

As we have previously disclosed, through the end of the first quarter of 2016, our financial results were consolidated with those of Enterprises. Enterprises is the parent company of REH, a company in the same business as us - the sale of electricity to retail customers. Accordingly, our financial results included the revenues generated by REH, which were significant. As we are no longer required to consolidate, our second quarter numbers include only our financial results and, consequently, period-to-period comparisons are misleading. We are a start-up company and our financial results reflect that status.

In any case, it is important to note that Aspirity Energy is pursuing different marketing and operating strategies than those deployed by REH. For example, with respect to marketing, we compete on factors other than price alone, hence our slogan, Power + More, with the goal of serving our target customer, the Home CEO, and building a brand characterized by long term relationships. Operationally, we have chosen to procure the energy required by our customers using a full requirements arrangement rather than tie up capital in the ISO-managed markets.

Since the sale of electricity is a regulated business, we can only market in areas where we have been licensed by the appropriate state authorities and have established electronic connections or “EDI compliance” with relevant investor-owned utilities in order to exchange customer usage and billing information. The regulatory compliance and EDI qualification processes we started in 2015 are on-going and have taken longer than we expected when planning for Aspirity Energy began about a year ago. As of July 31, 2016, we were licensed in 4 full choice jurisdictions and were EDI compliant with 6 utilities serving over 8.4 million residential accounts. By the end of the first quarter of 2017, our goal is to be able to market power to the approximately 32 million residential customers located in the service areas of 44 investor-owned utilities in 14 full choice jurisdictions.

Note that while we intend to join NYISO, become a licensed energy service company in New York, and qualify to do business with 6 IOUs serving about 5.8 million residential accounts, we currently do not anticipate entering those markets due to regulatory uncertainty with respect to the contracts that may be sold there.

Our market rollout plan as of August 10, 2016 is summarized in the table below. It is important to note that delays to this schedule may occur and such may have a material impact on our business.

Market Rollout Plan
Last updated August 10, 2016
	ISOs		States		EDI Ready IOU Service Areas		Accessable Customers (000s)
Period	Added during period	Available at end of period	Added during period	Available at end of period	Added during period	Available at end of period	Added during period	Available at end of period
YE 2015	1	1	3	3	-	-	-	-
Q1 2016	-	1	-	3	3	3	4,536	4,536
Q2 2016	1	2	1	4	3	6	3,923	8,459
Q3 2016	-	2	4	8	9	15	4,613	13,072
Q4 2016	2	4	4	12	17	32	8,434	21,506
Q1 2017	1	5	2	14	12	44	10,764	32,270
Totals	5	--	14	--	44	--	32,270	--

We only began to acquire customers in January 2016 and as of June 30, 2016, we had 3,692 customers receiving electricity from us. We expect that by the end of 2016, approximately 30,000 households will have enrolled with us. Not all of these households will be receiving electricity from us as of the end of the year due to the time lag between sign-up on day 1 and when they actually begin receiving electricity about day 30. There is additional time between the end of the customer’s first billing cycle with us on about day 60, billing on day 61, payment to the utility on or about day 81, and payment by the utility to us about day 90 or so. Once this start-up period has been completed, we expect to collect cash from a customer every 30 days or so. All payments go to a lockbox operated by our energy supplier, Exelon, with funds collected during a given month released to us during the first week of the next month.

During our start-up phase, the delay between signup and first cash collection puts stress on our cash flow. While our agreement with Exelon allows us to defer payment for energy sold, we are still required to pay our marketing vendors for the enrollees they sign, typically twice a month.

Despite the difficulties we have encountered, which are not unusual for a start-up company, we believe that our marketing approach and the advantages our power supply agreement with Exelon gives us with respect to mitigation of commodity price risk and energy payment deferral augur well for our future development. Until our retail energy business has gained scale, our primary sources of cash flow will be Note sales and loan repayments received by Aspirity Financial from Enterprises, our first financial services customer.

Sales & Marketing

Our services are made available to customers under fixed price contracts as well as some that may provide for renewable energy percentages in excess of state requirements. All contracts regardless of price, term, and renewable energy percentage are subject to standard terms and conditions as filed from time to time with state regulatory authorities.

Retail customers make purchase decisions based on a variety of factors, including price, customer service, brand, product choices, bundles, or value-added features. On average, only about 36% of the 32.2 million residential customers (in a range of 7% to 81%) in our 44 target markets as described above have ever switched away from the utility as the supplier of their generation services. Our target customer is not necessarily one who has switched before, rather our goal is to reach the un-switched Home CEO with a compelling offer.

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

Although our marketing efforts just began in the first quarter of 2016, we plan to reach residential prospects utilizing offline and online marketing channels. The offline channel includes vehicles such as outbound telemarketing, door-to-door, and direct mail. The online channel includes paid search, display ads, retargeting ads, affiliate, email, state-run comparison-shopping engines, and the like. Our goal is to invest an optimal amount in new customer acquisition, and focus on customer retention and the lifetime value inherent in satisfied customer relationships.

To date, the vast majority of our customers have come from the outbound telemarketing channel. We opened the door-to-door channel in July 2016. We are in the process of re-designing our web site and in October 2016, we expect to begin online paid search and testing direct mail.

The table below summarizes certain areas of our intended marketing and brand-building strategies:

Target Consumer	The Home CEO Each household has someone in charge of managing all of the activities related to their home. While the role may be shared, it is largely a thankless task but still an important job that needs to be handled. Ideally we will reach un-switched Home CEO’s.
Relevant Insights	Fear of making a decision they’ll regret The Home CEO is bombarded with life-related events that have resulted in an overall stress level that makes them “fear making a bad decision,” such that they avoid making any decision. We believe this has contributed significantly to many potential customers NOT making an energy choice.
Key Selling Point	Aspirity simplifies choice This statement is what makes Aspirity better than the competition. We will use this simple, single-minded benefit to motivate customers to choose us over their current provider or other potential options.
Value Proposition	Aspirity turns the chaos of data into actionable information The ability to turn chaotic data into useful information will take customers from a place of stress to one of calm. As a result, the fear of making a decision they will regret will diminish.
Point of Differentiation	Aspirity organizes complex issues simply Our 4-step approach turns information into knowledge:

●	Un-confuse – People cannot begin to learn something new if they are confused.
●	Organize – Eliminate irrelevant information, then organize the remainder.
●	Compare – Provide opportunities to test the impact of different factors; our goal is to help customers make their choice.
●	Choose – Making knowledgeable choices make one feel confident and minimizes fear.

Reason to Believe	Aspirity is significantly different than the competition Until our brand is known, we will need to do two things to support the decision to choose Aspirity:

●	The user experience must be simple and intuitive – Our brand promises of Advocacy, Clarity, Information, Anticipation, Customization, and Transparency must be clear.
●	We will not be confusing or misleading – In contrast to the competition, we will avoid behaviors that don’t put customers first.

Brand Character	We serve our customers and always put them first Our customers must always feel that we put them first and are fully empathetic to their needs. We will use humility, enthusiasm, and intelligence to consistently anticipate customer needs.
Desired Consumer Response	Aspirity helps me make great decisions We will earn our customers respect and they will reward us with their loyalty and sincere testimonials like:

●	“Prior to Aspirity, decisions about my home were confusing, time-consuming, and very stressful to work through”.
●	“Aspirity simplifies complex problems into relevant learnings, clear trade-offs, and personalized plans to fit my needs”.

Energy Supply

The retail energy business involves the purchase of electricity in wholesale markets and the virtually simultaneous resale of such to retail customers. In general, ISOs require payment for energy purchased on a weekly or twice-weekly basis. In some markets, retailers are also required to buy capacity and certain ancillary services on a monthly basis. In all cases, retailers are required to provide market operators with financial assurance also known as collateral, typically in the form of cash or a letter of credit in an amount equal to 60 to 75 days’ worth of such purchases. However, retailers typically only receive payment from customers on a monthly basis. Consequently, a substantial amount of liquidity and capital may be required to both satisfy payables and carry receivables. We do not own any generation, transmission, or distribution facilities and utilize wholesale suppliers for our supply requirements and utilities for our transmission and distribution needs.

On March 30, 2016 we entered into a full requirements preferred supply agreement with Exelon to provide us with all the power and ancillary services we need to serve our customers for an initial term expiring on March 30, 2019. As of December 31, 2015, Exelon was the operator of the second largest generation fleet in the U.S. and its long-term S&P credit rating was BBB.

Under the terms of the PSA, on a daily or weekly basis as we request, Exelon provides us with firm, fixed price quotes for power for terms of 1, 3, 6, 9, 12, 15, 18, 24, 30, and 36 months out for each of the service areas in which we operate. Exelon’s prices to us include all costs of energy, capacity, and ancillary services necessary to serve residential and small commercial customers. We may also meet state minimum green or renewable energy supply criteria by acquiring renewable energy certificates or RECs from Exelon via the PSA. If necessary, we may also buy additional RECs to satisfy the requirements of customers selecting a product with a percentage of renewable power higher than state minimums. We then mark up these costs to obtain selling prices. In addition, under the PSA, Exelon absorbs all volumetric risk or deviations between forecasted and actual customer usage. Finally, the PSA provides that Exelon will post any collateral required of us by an ISO or EDC.

Exelon invoices us for all purchases under the agreement every month. The PSA also incorporates the ability for us to defer payment of all or a portion of these invoices based on certain financial criteria as defined in the agreement. With respect to the agreement, if Exelon fails to deliver or if we default and are unable to cure such, then we would then be forced to pledge collateral and buy the required power from either an ISO or another wholesale supplier and the costs of such may be higher or lower than those embodied in the PSA.

Industry Background

By virtually any measure, the electric power industry in the U.S. is substantial. According to preliminary EIA data, in 2015, the industry sold 3,725 TWh (down 1.1% from 2014) for more than $368.1 billion (down 6.4%) to over 148.5 million residential, commercial, and industrial customers (up 0.8%) for an average price of 10.42 cents/kWh.

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

Today, the industry includes any entity producing, distributing, trading, or selling electricity. Physically, the nation’s power system includes generation, transmission, and distribution systems. Participants in the generation segment include investor owned, publicly owned, cooperative, and federal utilities, and non-utility power producers, including independent power producers and commercial and industrial entities that operate co-generation facilities. As of the end of 2015, these entities operated over 20,000 generating units with net summer capacity of 1,069 GW incorporated into over 7,400 power plants. In addition to generation, the nation’s bulk power system also includes about 200,000 miles of high-voltage (over 144kV) transmission lines. The retail distribution network includes substations, wires, poles, metering, billing, and related support systems. Power marketers and retail energy providers do not own any generation, transmission, or distribution assets, but buy and sell in wholesale and retail markets. Finally, participants in wholesale power markets include banks, hedge funds, private equity firms, and trading houses.

The investor-owned portion of the industry, including utilities, competitive retail energy providers, and non-utility generators, constitutes over 70% of the industry’s revenues, unit sales, and customers. Since the passage of the Public Utilities Regulatory Policy Act of 1978, the industry has been undergoing a massive restructuring process that has had a particular impact on investor-owned utilities.

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

Today, wholesale prices are subject to a federal regulatory framework focused on ensuring fair competition and reliability of supply. At the state level, under the traditional system which most states continue to employ, a vertically integrated utility is responsible for serving all consumers in a defined territory and customers are obligated to pay the regulated rate for their class of service. However, in a state with a restructured or deregulated market, that is, one with retail choice, the generation, transmission, distribution, and retail marketing functions of the business are legally separated and pricing of energy is unbundled from delivery services in an effort to bring the benefits of competition to retail customers[1]. The regulated portions of these formerly vertically-integrated utilities, now generally known as EDCs or LDCs, are responsible for delivering power, billing consumers, and resolving any service issues, but customers can shop around and buy power from any licensed supplier or broker doing business in the state, hence “retail choice”.

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

1	Generally, only customers of investor-owned utilities are eligible to choose their electric supplier while those served by a municipal, cooperative, or other type of non -investor owned utility are ineligible. However, there are certain areas where customers of specific cooperatives and public utilities may have choice but these instances are rare.

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

Today, years after Massachusetts and Rhode Island became the first states to effectively implement choice in 1998, 14 jurisdictions (13 states plus the District of Columbia) allow all residential, commercial, and industrial customers served by investor-owned utilities to choose their energy provider.

According to analysis of EIA data for states with restructured markets, on average between 2002 and 2014, energy and delivery costs accounted for about 67% and 33%, respectively, of the average retail electricity price. Of course, these percentages fluctuate from year to year and state to state, primarily due to wholesale energy market conditions, weather, and state rules.

Results of Operations

Three Months Ended June 30, 2016 and 2015

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For the Three Months Ended June 30,
Dollars in thousands; may not add due to rounding	2016		2015		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Revenue
Wholesale trading revenue, net	$-	0.0%	$(416)	-5.4%	$416	-100.0%
Retail energy services	357	28.5%	8,067	105.4%	(7,710)	-95.6%
Financial services (Note 13)	894	71.5%	-	0.0%	894	na
Total sales & services revenue	1,251	100.0%	8,067	105.4%	(6,816)	-84.5%
Net revenue	1,251	100.0%	7,650	100.0%	(6,400)	-83.6%
Costs of sales & services
Cost of retail electricity sold	290	23.2%	6,096	79.7%	(5,806)	-95.2%
Total	290	23.2%	6,096	79.7%	(5,806)	-95.2%
Gross profit (loss)	961	76.8%	1,971	25.8%	(1,010)	-51.2%
Operating expenses
Sales, marketing, and customer service	1,392	111.2%	357	4.7%	1,035	289.8%
Other general & administrative	1,648	131.8%	2,102	27.5%	(454)	-21.6%
Total operating expenses	3,040	243.0%	2,459	32.1%	580	23.6%
Operating income (loss)	(2,079)	-166.2%	(905)	-11.8%	(1,174)	129.8%
Other income (expense)
Interest expense	(1,035)	-82.7%	(482)	-6.3%	(553)	114.7%
Other income	0	0.0%	84	1.1%	(84)	-99.9%
Other income (expense), net	(1,035)	-82.7%	(398)	-5.2%	(637)	160.0%
Income (loss) from continuing operations before income taxes	(3,113)	-248.9%	(1,303)	-17.0%	(1,811)	139.0%
Income tax provision…	-	0.0%	-	0.0%	-	na
Net income (loss) from continuing operations	(3,113)	-248.9%	(1,303)	-17.0%	(1,811)	139.0%
Net income (loss) from discontinued
operations…	-	0.0%	(1,513)	-19.8%	1,513	-100.0%
Net income (loss)	(3,113)	-248.9%	(2,815)	-36.8%	(298)	10.6%
Net income (loss) from
non-controlling interest	-	0.0%	-	0.0%	-	na
Net income (loss) attributable to Company	(3,113)	-248.9%	(2,815)	-36.8%	(298)	10.6%
Preferred distributions	137	11.0%	137	1.8%	-	0.0%
Net income (loss) attributable to common	$(3,250)	-259.8%	$(2,953)	-38.6%	$(298)	10.1%

Revenue: From time to time, in addition to the designated hedges described below in “costs of retail electricity sold” to which hedge accounting was applied, REH may use certain derivative contracts to which hedge accounting was not applied as economic hedges to reduce exposure to higher costs. In our segment reporting, the gain on these contracts net of any losses is reported as “wholesale trading revenue, net”.

For the three months ended June 30, 2016 and 2015, retail energy revenue was $357,000 and $8,067,000 respectively. For the 2016 quarter, this revenue was generated by Aspirity only, while that for the 2015 period was produced solely by REH. The remainder of 2016’s second quarter total revenue of $1,251,000 is financial services segment revenue (interest income) of $894,000 related to the Term Loan between the Company and Enterprises. REH is no longer consolidated with the Company as of March 30, 2016.

The following table details key operating statistics for the periods indicated.

	For/At Three Months Ended June 30,
Key Retail Energy Operating Statistics			Increase (decrease)
(in units unless otherwise indicated)	2016	2015	Units	Percent
Aspirity
Retail electricity sales ($000s)	357	na	na	na
Unit sales (MWh)	4,536	na	na	na
Weighted average retail price (¢/kWh)	7.87	na	na	na
Customers receiving service, end of period	3,692	na	na	na

REH
Retail electricity sales ($000s)	na	8,066	na	na
Wholesale trading revenue, net ($000s)	na	(416)	na	na

Total segment revenues ($000s)	na	7,650	na	na

Unit sales (MWh)	na	91,647	na	na
Weighted average retail price (¢/kWh)	na	8.35	na	na
Customers receiving service, end of period	na	38,500	na	na

Costs of retail electricity sold: In general, the Company’s costs of electricity sold include the cost of purchased power, EDC service fees, renewable energy certificates, bad debt expense, and gains net of losses.

Wholesale electricity buyers are typically required to maintain cash deposits in separate accounts to meet vendors’ financial assurance requirements to purchase power which amount is included in “cash in trading accounts” or “cash in collateral accounts”.

In 2015, REH may have also incurred commissions on derivative contracts used to hedge power purchase costs, if any, but does not include the net gain or loss on the economic hedges described above.

During the second quarter of 2016, Aspirity purchased electricity for sale to retail customers from PJM and Exelon, and in the 2015 period, REH acquired power in ISO-NE, PJM, and from certain other wholesale suppliers.

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

During the second quarter of 2016, the Company sold 4,536 MWh at a cost of $290,000. This resulted in a weighted average cost of $63.93 per MWh sold. This is down from a cost of $6,096,000 for 91,647 MWh which resulted in a cost of $66.51 per MWh in the second quarter of 2015. The reduction in cost is due to the loss incurred in 2015 due to the hedging activity described below.

Due to the deconsolidation of REH in the first quarter, REH results are not included in the second quarter of 2016. During the second quarter of 2015, REH hedged the cost of 19,640 MWh or 21% of the 91,647 MWh of electricity sold to retail customers. For the 2015 period, these designated hedges had the effect of increasing the cost of retail electricity sold by $435,000.

Sales, marketing, and customer service costs: Retail sales and marketing costs and expenses include offline and online marketing costs related to retail customer acquisition and retention. Major offline marketing channels may include out-bound telemarketing, direct mail, door-to-door, mass media (radio, television, print, and outdoor), and affiliates. Online marketing channels may include paid search, affiliates, comparison shopping engines, banner or display advertising, search engine optimization, and e-mail marketing. Customer service costs include all variable costs associated with serving customers such as software, mailing, data aggregation, and reporting.

During the second quarters of 2016 and 2015, the Company spent $1,392,000 and $357,000, respectively on sales and marketing, with the increase driven primarily by Aspirity’s entry into new markets. During the second quarter of 2016, we also spent $342,000 on customer service.

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

For the second quarter of 2016, general and administrative expenses decreased by $454,000 to $1,648,000 compared to $2,102,000 for 2015, primarily due to Enterprises not being consolidated, which resulted in a lower headcount and overhead as the second quarter only represents one company’s operations. Also, there were higher than normal costs in 2015 related to the Notes Offering.

Other income (expense): In the second quarter of 2016, we recorded net other expense of $1,035,000 compared to net other expense of $398,000 in 2015.

As the principal component of other expense, interest expense increased by $553,000 to $1,035,000 for the year from $482,000 during 2015, primarily due to an increase in outstanding debt as well as a change in the intercompany interest allocation in Enterprises in 2015.

Discontinued operations: In the first quarter of 2016, the Company moved two segments, diversified investments and wholesale trading, into discontinued operations. Both of these segments are owned and operated by Enterprises.

Due to the deconsolidation of Enterprises as of March 30, 2016, there was no income from discontinued operations in the second quarter of 2016, compared to a loss of $1,513,000 for the same quarter in 2015, due primarily wholesale trading losses in 2015’s second quarter.

Preferred distributions: During the second quarters of both 2016 and 2015, we distributed $137,000 to our preferred unit holder.

Six Months Ended June 30, 2016 and 2015

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For the Six Months Ended June 30,
Dollars in thousands;	2016		2015		Increase (decrease)
may not add due to rounding	Dollars	Percent	Dollars	Percent	Dollars	Percent

Revenue
Wholesale trading revenue, net	$(52)	-0.5%	$(332)	-2.5%	$280	-84.3%
Retail energy services	10,007	92.2%	13,444	102.5%	(3,437)	-25.6%
Financial services (Note 13)	902	8.3%	-	0.0%	902	na
Total sales & services revenue	10,909	100.5%	13,444	102.5%	(2,535)	-18.9%
Net revenue	10,857	100.0%	13,112	100.0%	(2,255)	-17.2%
Costs of sales & services
Cost of retail electricity sold…	8,545	78.7%	12,319	94.0%	(3,774)	-30.6%
Total	8,545	78.7%	12,319	94.0%	(3,774)	-30.6%
Gross profit (loss)	2,364	21.8%	1,125	8.6%	1,239	110.1%
Operating expenses
Sales, marketing, and customer service	2,438	22.5%	603	4.6%	1,835	304.4%
Other general & administrative	4,482	41.3%	4,168	31.8%	314	7.5%
Total operating expenses…	6,920	63.7%	4,770	36.4%	2,149	45.1%
Operating income (loss)	(4,608)	-42.4%	(3,978)	-30.3%	(631)	15.9%
Other income (expense)
Interest expense	(2,065)	-19.0%	(1,142)	-8.7%	(923)	80.8%
Other income	119	1.1%	84	0.6%	35	42.2%
Other income (expense), net	(1,946)	-17.9%	(1,058)	-8.1%	(888)	83.9%
Income (loss) from continuing operations before income taxes	(6,555)	-60.4%	(5,036)	-38.4%	(1,518)	30.1%
Income tax provision	-	0.0%	-	0.0%	-	na
Net income (loss) from continuing operations	(6,555)	-60.4%	(5,036)	-38.4%	(1,518)	30.1%
Net income (loss) from discontinued operations	712	6.6%	3,053	23.3%	(2,341)	-76.7%
Net income (loss)	(5,842)	-53.8%	(1,983)	-15.1%	(3,859)	194.6%
Net income (loss) from non-controlling interest	(110)	-1.0%	-	0.0%	(110)	na
Net income (loss) attributable to Company	(5,733)	-52.8%	(1,983)	-15.1%	(3,750)	189.1%
Preferred distributions	275	2.5%	275	2.1%	-	0.0%
Net income (loss) attributable to common	$(6,007)	-55.3%	$(2,257)	-17.2%	$(3,750)	166.1%

Revenue: For the six months ended June 30, 2016 and 2015, net revenues were $10,857,000 and $13,112,000, respectively. Revenue in the first half of 2016 was produced by both Aspirity and REH, the results of which were consolidated through March 31, 2016, whereas that for the comparable period in 2015 was generated solely by REH. The 2016 total included $10,007,000 of retail energy sales which was mostly generated by REH in the first quarter. The remainder of the 2016 revenue is interest income of $902,000 earned on the Term Loan. REH is no longer consolidated with the Company as of March 30, 2016.

The following table details key operating statistics for the periods indicated.

	For/At Six Months Ended June 30,
Key Retail Energy Operating Statistics (in units unless otherwise indicated)			Increase (decrease)
	2016	2015	Units	Percent
Aspirity
Retail electricity sales ($000s)	371	na	na	na
Unit sales (MWh)	4,723	na	na	na
Weighted average retail price (¢/kWh)	7.86	na	na	na
Customers receiving service, end of period	3,692	na	na	na

REH
Retail electricity sales ($000s)	9,743	13,443	(3,700)	-27.5%
Wholesale trading revenue, net ($000s)…	(53)	(332)	279	-84.0%

Total segment revenues ($000s)	9,690	13,111	(3,421)	-26.1%

Unit sales (MWh)	115,092	147,995	(32,903)	-22.2%
Weighted average retail price (¢/kWh)	8.47	8.86	(0.39)	-4.5%
Customers receiving service, end of period	—	38,500	na	na

Costs of retail electricity sold: During the first half of 2016, Aspirity purchased electricity for sale to retail customers in PJM and from Exelon and in the 2016 and 2015 periods, REH acquired power in ISO-NE, PJM, and from certain other wholesale suppliers.

During the first half of 2016, the Company sold 119,815 MWh at a cost of $8,545,000. This resulted in a weighted average cost of $71.32 per MWh sold. This is down from a cost of $12,319,000 for 147,995 MWh which resulted in a cost of $83.24 per MWh in the second quarter of 2015. The reduction in cost is primarily due to the loss incurred in 2015 due to the hedging activity described below.

REH did not hedge any power costs during the first half of 2016, but during the second half of 2015, it hedged the cost of 33,635 MWh or 23% of the 147,995 MWh of electricity sold to retail customers. For the 2015 period, these designated hedges had the effect of increasing the cost of retail electricity sold by $911,000.

Sales, marketing, and customer service costs: During the first half of 2016 and 2015, we spent $2,438,000 and $603,000, respectively on sales and marketing, with the increase driven primarily by Aspirity’s entry into new markets and initiatives to establish the brand of the Company. REH utilized minimal marketing in order to gain new customers in 2015. During the second quarter of 2016, we also spent $648,000 on customer service.

General and administrative expenses: For the first half of 2016, general and administrative expenses increased by $313,000 to $4,481,000 compared to $4,168,000 for 2015, primarily due to stock compensation in the second quarter of 2016, as well as increased expenses, e.g., professional and consulting fees, to enter new markets.

Other income (expense): In the first half of 2016, we recorded net other expense of $1,946,000 compared to net other expense of $1,058,000 in 2015. As the principal component of other expense, interest expense increased by $923,000 to $2,065,000 for the year from $1,142,000 during 2015, primarily due to an increase in outstanding debt as well as a higher weighted average interest rate in 2016.

Discontinued operations: In the first quarter of 2016, the Company moved two segments, diversified investments and wholesale trading, into discontinued operations. Both of these segments are owned and operated by Enterprises. Discontinued operations contributed $712,000 of income to the net loss of the Company in the first half of 2016, compared to $3,053,000 of income for the same two quarters in 2015. This is primarily due to the profitable first half for wholesale trading in 2015.

Preferred distributions: During the first halves of both 2016 and 2015, we distributed $275,000 to our preferred unit holder.

Liquidity, Capital Resources & Cash Flow

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has financed its operations to date principally through cash on hand, Note sales, and Term Loan receipts. For the six months ended June 30, 2016, the Company on a consolidated basis reported a net loss of $5,842,000 and cash used for operations of $5,509,000. As of June 30, 2016, the Company had unrestricted cash, negative working capital, and total members’ deficit of $187,000, $5,930,000, and $10,293,000, respectively.

Aspirity Energy and Aspirity Financial are start-up companies in the retail energy and financial services industries, respectively. While revenues from Aspirity Energy are expected to continue to increase throughout the remainder of the year as customers are signed up, overall we do not expect such to be significant until 2017. Further, the Company does not expect to report positive cash flow from operations or profitability on a regular basis until the last part of 2017 at the earliest.

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

Prior to that time that Aspirity Energy is generating sustained positive cash flow from operations and profits, the Company will rely on the timely payment of the Term Loan and its ability to sell Notes in order to fund Note redemptions and operations. Enterprises’ ability to make timely payments on the Term Loan depends in part on the operations of its Legacy Businesses which were not profitable in 2015. In the event amounts owed to us are paid late or not paid, our ability to fund operations, sell new Notes, renew existing Notes, and redeem existing Notes will be negatively impacted.

Historically, sales and renewals of Notes have exceeded redemptions, although there can be no assurance that such will be the case in the future. If redemptions exceed cash from operations, Term Loan payments, renewals, and new Note sales, then the Company will need additional financing from other sources.

Historically, capital requirements have been funded by cash flow positive operations and additional financing, principally in the form of the Notes. Should sustained significant negative cash flow from operations occur or additional financing not materialize, such events might have a detrimental effect on the Company.

The following table is presented as a measure of our liquidity and capital resources as of the dates indicated, including “Total liquid assets”, which is a non-GAAP measure:

	At
	June 30, 2016		December 31, 2015		Increase (decrease)
Dollars in thousands; may not add due to rounding	Dollars	Percent of total assets	Dollars	Percent of total assets	Dollars	Percent

Liquidity
Unrestricted cash	$187	1.0%	$1,371	4.8%	$(1,184)	-86.4%
Cash in trading accounts	-	0.0%	1,800	6.3%	(1,800)	-100.0%
Cash in collateral accounts	29	0.1%	246	0.9%	(218)	-88.4%
Accounts receivable.	278	1.4%	3,558	12.4%	(3,280)	-92.2%
Total liquid assets	493	2.5%	6,975	24.3%	(6,483)	-92.9%
Prepaid expenses and other assets	55	0.3%	82	0.3%	(28)	-33.5%
Term Loan - current	7,597	39.2%	-	0.0%	7,597	na
Assets of discontinued operations - current	-	0.0%	11,084	38.6%	(11,084)	-100.0%
Total current assets	8,145	42.0%	18,142	63.2%	(9,996)	-55.1%
Total assets	$19,390	100.0%	$28,685	100.0%	(9,295)	-32.4%
Capital Resources
Current debt	$10,451	53.9%	$11,333	39.5%	$(882)	-7.8%
Long term debt	15,607	80.5%	14,050	49.0%	1,557	11.1%
Total debt	26,058	134.4%	25,383	88.5%	675	2.7%
Preferred equity.	2,745	14.2%	2,745	9.6%	-	0.0%
Common equity	(13,038)	-67.2%	(7,500)	-26.1%	(5,538)	73.8%
Non-controlling interest	-	0.0%	(3,296)	-11.5%	3,296	-100.0%
Total equity	(10,293)	-53.1%	(8,051)	-28.1%	(2,242)	27.8%
Total capitalization	$15,765	81.3%	$17,332	60.4%	$(1,567)	-9.0%

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

While we believe that payments from Enterprises on the Term Loan, anticipated cash generated from operating activities, availability of trade credit with respect to power purchases, and anticipated proceeds from our Notes Offering will be sufficient to meet operating cash requirements and obligations under the Notes for the next twelve months, there can be no assurance that this will prove to be the case.

The Company regularly evaluates sources of debt financing other than the Notes and is also actively seeking additional equity capital to meet its funding needs. However, there can be no assurance that these efforts will prove to be successful.

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2016 and 2015 as derived from the statements of cash flows included in this Form 10-Q.

	For the Six Months Ended June 30,
Dollars in thousands;			Increase (decrease)
may not add due to rounding	2016	2015	Dollars	Percent

Net cash provided by (used in)
Operating activities	$(3,761)	$2,189	$(5,950)	-271.8%
Investing activities	1,668	(1,170)	2,838	-242.6%
Financing activities	1,323	1,686	(363)	-21.5%
Net cash flow	(770)	2,705	(3,475)	-128.5%
Effect of exchange rate changes on cash	87	(20)	106	-537.2%
Unrestricted cash
Beginning of period	2,331	2,397	(66)	-2.7%
Adjustment for deconsolidation	(1,461)	-	(1,461)	na
End of period	$187	$5,082	$(4,895)	-96.3%

For the two quarters ended June 30, 2016, we used $3,761,000 for operating activities. The largest use of cash was the funding of operations for the first half of 2016 of $5,842,000 from continuing operations, primarily driven by continuing start-up costs such as customer acquisition costs and regulatory fees that precede revenue and general and administrative expenses, partially offset by cash provided by discontinued operations. During the first two quarters of 2016, we generated $1,668,000 of cash from investing activities, principally due to proceeds from the Term Loan of $1,851,000. At June 30, 2016, our debt totaled $26,058,000 compared to $25,383,000 as of as of December 31, 2015. For the period, the Company generated $1,323,000 from financing activities, including a net $675,000 increase in debt, partially offset by cash used by discontinued operations of $1,104,000. $275,000 of distributions were paid to the holder of our preferred units.

For the six months ended June 30, 2015, we generated $2,189,000 from operating activities. The largest source of cash from operations was discontinued operations of $11,783,000, partially offset by an increase in accounts receivable of $2,879,000 and a loss from continuing operations of $1,983,000. During the first two quarters of 2015, we used $1,170,000 of cash for investing activities, primarily related to the purchase of additional marketable securities of $3,250,000, partially offset by a sale of marketable securities of $2,489,000. At June 30, 2015, our debt totaled $25,383,000 compared to $17,653,000 as of the June 30, 2014. For the first two quarters of 2015, the Company generated $1,686,000 for financing activities, including a net $7,730,000 increase in debt offset by $4,682,000 used in discontinued operations. Also, $275,000 was paid to the holder of our preferred units.

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

As of June 30, 2016 we have deferred all payments to Exelon.

Bridge Loan

In May 2016, the Company entered into a bridge loan agreement with Mr. Krieger for up to $500,000 at a 12% annual interest rate. As of June 30, 2016, the Company had borrowed $300,000 and used the proceeds to fund operating needs.

See “Note 16 - Subsequent Events”.

Notes Offering

On May 10, 2012, our first Form S-1 registration statement relating to the offer and sale of our Notes (File No. 333-179460) was declared effective by the SEC, and the offering commenced on May 15, 2012. This Old S-1 covered up to $50,000,000 in principal amount of 3-and 6-month and 1, 2, 3, 4, 5, and 10 year Notes.

On May 8, 2015, we filed a new registration statement with respect to the Notes (File No. 333-203994) to continue our Notes Offering under the Old S-1 until the effective date of the New S-1. The new registration replaces the original statement and covers up to $75,000,000 in principal amount of 3-and 6-month and 1, 2, 3, 4, 5, and 10 year Notes. The New S-1 was declared effective by the SEC on November 12, 2015.

For the first half ended June 30, 2016 and 2015, we incurred $1,139,000 and $1,103,000, respectively, of offering-related expenses, including marketing and certain printing expenses, legal and accounting fees, filing fees, and trustee fees but excluding amounts capitalized as deferred financing costs and amortized as Notes are sold. Deferred financing cost amortization totaled $22,000 and $94,000 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, net deferred financing costs related to the Notes totaled $498,000.

From the effective date of May 10, 2012 through June 30, 2016, we issued a total of $52,460,000 of Notes, of which $34,532,000 were initial sales for cash and $17,928,000 were renewals for which we did not receive any additional proceeds, and we redeemed $8,275,000 for a net principal outstanding as of June 30, 2016 of $26,257,000.

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

Non-GAAP financial measures utilized by the Company include “total liquid assets”. The most comparable GAAP measure is total current assets. The Company’s management believes that this non-GAAP financial measure provides useful information to investors and enable investors and analysts to more accurately compare the Company’s ongoing financial performance over the periods presented due to the fact that the Company uses its liquid assets to fund ongoing operations.

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

Revenue for financial services pertains to the Term Loan with Enterprises. Revenue is recognized as interest expense is incurred on the underlying notes. All interest that is incurred for the underlying notes will be paid by Enterprises. As such, an interest expense that is not paid out is accrued as revenue as well as accrued expense. The maturity of the Term Loan is December 31, 2019 when all notes and all accrued interest will be paid.

Unit Based Compensation

The Company used a discounted cash flow model to value the units granted in the second quarter of 2016. This model includes highly subjective inputs including cost of capital and growth projections. The Company used the discounted cash flow model due to limited operations of the Company as well as the lack of publicly traded equity.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in our normal business activities. Market risk is the potential loss that may result from changes associated with an existing or forecasted financial or commodity transaction. The types of market risk we are exposed to are interest rate risk, liquidity risk, and credit risk.

Commodity Price Risk

One of the largest risks that a retail electricity provider faces is commodity risk from fluctuating energy prices. The Company has mitigated this risk by entering into the PSA with Exelon. The PSA agreement is a full requirements contract which means that Exelon provides electricity at a stated price that will not change for the duration of the customer’s contract. This allows the Company to avoid risk from fluctuating prices in the energy market.

Interest Rate Risk

As of June 30, 2016 and December 31, 2015, we had $0 and $3,101,000 of variable rate debt outstanding. The interest rates charged on such are based in part on changes in certain market indices plus a credit margin, but are subject to “floors”, which may have the effect of converting variable rates to fixed rates and such was the case at December 31, 2015. Consequently, at December 31, 2015, we had no variable rate debt, although in the future we may be exposed to fluctuations in interest rates. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars, and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument.

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

Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of June 30, 2016 due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

The Company concluded that its internal control over financial reporting was not effective as a result of the material weaknesses previously disclosed in Management’s Report on Internal Control Over Financial Reporting (As Revised) in Item 9A of our Form 10-K/A, for the year ended December 31, 2015, dated May 23, 2016. The Company’s internal control regarding the reliability of financial reporting and the preparation of financial statements for external purposes was not designed or operating effectively to produce timely and accurate financial statements. A misstatement related to the classification of non-controlling interest within the members’ equity section of the balance sheet occurred as a result of this material weakness. Additionally, management’s control related to the preparation and review of estimates of fair value of investments in convertible notes securities failed to identify a material impairment for the year ended December 31, 2015. The control did not operate effectively to evaluate the fair value of investments and ensure there was supportable evidence to substantiate key valuation assumptions. In addition, as disclosed in our Form 10-Q for the period ended March 31, 2016, dated June 9, 2016, the Company concluded that its internal control over financial reporting was not effective due to a material weakness in the design and operating effectiveness of accounting for the issuance of units in the Company’s equity. The material weaknesses included above have not been remediated as of June 30, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the material weaknesses discussed above.

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

Item 1A - Risk Factors

The risks and uncertainties described below and in in this Form 10-Q under the heading “Forward-Looking Statements” located on page 8, “Item 1A – Risk Factors” of our 2015 Forms 10-K/A and 10-K, and the “Risk Factors” section beginning on page 10 of our Form S-1 are not the only risks facing our Company.

Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition, or results of operations could suffer if the risks set forth are realized.

We may not be able to expand geographically as quickly as planned.

Our marketing efforts depend on obtaining licenses from state regulatory authorities and becoming qualified by relevant investor-owned utilities in the geographic areas in which we plan to target customers. To date, these efforts have taken substantially more time than expected. We may incur further delays, which will significantly hinder our marketing efforts and prevent us from reaching our goal of 30,000 enrollees by the end of 2016.

Although we expect most of these pre-market processes and procedures to be completed by the end of the first quarter of 2017, there can be no assurance that we will be able to achieve all of the arrangements we seek on a timely basis or at all or at an acceptable cost. Consequently, we may not be able to offer service in all of our target markets and failure to do so will adversely affect our ability to grow our business. Loss of licenses or failure to maintain EDI compliance could cause a negative impact on our results of operations, financial condition, and cash flow.

Our marketing efforts may not be successful.

Our marketing strategy recognizes that we will not be the lowest cost provider of electricity to households; instead, we emphasize our value proposition, our brand-building strategy, and other points of differentiation. There is no assurance that our marketing efforts will be successful and, if they are not, we will not be able to build a viable business.

Our cash flow may not be sufficient to sustain our business.

We currently rely on the sale of our Notes, payments on the Term Loan, and capital infusions from our principal owner to meet our cash needs. There can be no assurance that cash from these sources will continue in sufficient amounts to meet our needs. If we do not have sufficient cash flow, our marketing efforts, assuming they are successful, will be severely constrained and we will not be able to achieve a sufficiently large customer base to sustain our business.

As a result of our recent restructuring, our primary sources of cash flow are payments from Enterprises on the Term Loan and sales of Notes.

Aspirity Energy and Aspirity Financial are start-up companies in the retail energy and financial services industries, respectively. While revenues from Aspirity Energy are expected to continue to increase throughout the remainder of the year as customers are signed up, overall we do not expect such to be significant until 2017. Further, the Company does not expect to report positive cash flow from operations or profitability on a regular basis until the last part of 2017 at the earliest. Prior to that time, the Company will rely on the timely payment of the Term Loan and its ability to sell Notes in order to fund Note redemptions and operations. Enterprises’ ability to make timely payments on the Term Loan depends in part on the operations of its Legacy Businesses which were not profitable in 2015. In the event amounts owed to us are paid late or not paid, our ability to fund operations, sell new Notes, renew existing Notes, and redeem existing Notes will be negatively impacted.

Historically, Note sales and renewals have exceeded redemptions, although there can be no assurance that such will be the case in the future. If redemptions exceed cash from operations, Term Loan payments, renewals, and new Note sales, then the Company will need additional financing from other sources.

While the Company believes that payments from Enterprises on the Term Loan, anticipated cash generated from operating activities, availability of trade credit with respect to power purchases, and anticipated proceeds from our Notes Offering will be sufficient to meet operating cash requirements and obligations under the Notes for the next twelve months, there can be no assurance that this will prove to be the case.

The Company regularly evaluates sources of debt financing other than the Notes and is also actively seeking additional equity capital to meet its funding needs. However, there can be no assurance that these efforts will prove to be successful.

We need substantial liquidity to operate our business.

Historically, we have funded our operations through borrowings from related and unrelated parties and internally generated cash flows. Beginning in May 2012, we began a direct public offering of our Notes. From the effective date of May 10, 2012 through June 30, 2016, we issued a total of $52,460,000 of Notes, of which $34,532,000 were initial sales for cash and $17,928,000 were renewals for which we did not receive any additional proceeds, and we redeemed $8,275,000 for a net principal outstanding as of June 30, 2016 of $26,257,000. The Notes Offering supplies us with liquidity to operate. However, we may not be able to obtain sufficient funding for our future operations from such source to provide us with necessary liquidity. Difficulty in obtaining adequate credit and liquidity on commercially reasonable terms may adversely affect our business, prospects, and financial condition.

We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective which could adversely affect our ability to accurately report our financial results.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our internal controls. Because of deficiencies related to financial reporting of and the accounting for non-routine or complex transactions, we concluded that as of June 30, 2016, our disclosure controls and procedures were not effective. Until we have been able to test the operating effectiveness of our remediated internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our ability to comply with applicable financial reporting requirements. If that were to occur, purchasers of our Notes could be using inaccurate financial information with which to make their investment decision.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated November 14, 2011, as amended December 20, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-1 filed February 10, 2012)
3.1(i)	Articles of Organization (incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-1 filed February 10, 2012)
3.1(ii)	Form of Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1(ii) to the Registrant’s Form 10-K filed April 15, 2016)
4.1	First Supplemental Indenture (incorporated by reference to Exhibit 4.1 to Registrant’s Form S-1/A filed September 16, 2015)
4.2	Form of Indenture (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1/A filed March 30, 2012)
4.3	Form of Note Confirmation (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-1/A filed September 16, 2015)
4.4	Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-1/A filed September 16, 2015)
4.5	Paying Agent Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-1/A filed March 30, 2012)
10.1	Form of Amended and Restated Outsourcing Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1/A filed September 16, 2015)
10.2	Term Loan Agreement between Aspirity Financial and Enterprises (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1/A filed September 16, 2015), as amended by Amendment No. 1 to Term Loan Agreement dated November 1, 2015 and as further amended by Amendment No. 2 to Term Loan Agreement dated January 27, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed April 15, 2016).
10.3	Employment Agreement between the Company and Mark A. Cohn (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed January 6, 2016)
10.4	Employment Agreement between the Company and Wiley H. Sharp III (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed January 6, 2016)
10.5	Employment Agreement between the Company and Scott C. Lutz (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed January 6, 2016)
10.6	Springing Equity Pledge Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1/A filed September 16, 2015)
10.7	Secured Promissory Note given by Enterprises to Aspirity Financial (incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-1/A filed September 16, 2015)
10.8	Form of Indemnification Agreement between the Company and each of Timothy Krieger, David Johnson, Wiley H. Sharp III, Mark Cohn, Paul W. Haglund, Scott C. Lutz, and William M. Goblirsch (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 filed February 10, 2012)
10.9	Office Sublease Agreement, dated June 1, 2015 between the Company and Bell State Bank & Trust (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed July 20, 2015)
10.10	Guaranty Agreement dated March 30, 2016 by and between the Company and Exelon Generation Company, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed April 15, 2016)
10.11	Pledge Agreement dated March 30, 2016 by and between the Company and Exelon Generation Company, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed April 15, 2016)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ASPIRITY HOLDINGS, LLC

	By:	/s/ Scott C. Lutz
Dated: August 15, 2016		Scott C. Lutz
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Wiley H. Sharp III
Dated: August 15, 2016		Wiley H. Sharp III
Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

