Form 10-Q
period 2016-09-30
ASPIRITY HOLDINGS LLC
filed 2016-11-15
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

Definitions

Terms Specific to the Company
Abbreviation or acronym	Definition
Aspirity or the Company	Aspirity Holdings, LLC and its subsidiaries, formerly known as Twin Cities Power Holdings, LLC or “TCPH”
Aspirity Energy	Aspirity Energy, LLC, a first-tier subsidiary of Aspirity
AES	Aspirity Energy South, LLC, a first-tier subsidiary of Aspirity Energy and a second-tier subsidiary of the Company
Aspirity Financial	Aspirity Financial, LLC, a first-tier subsidiary of Aspirity

Enterprises	Krieger Enterprises, LLC, a former first-tier subsidiary of Aspirity, the equity interests of which were distributed to the then members of the Company effective November 1, 2015
Apollo	Apollo Energy Services, LLC, a former first-tier subsidiary of the Company, then a first-tier subsidiary of Enterprises
TCP	Twin Cities Power, LLC, a former first-tier subsidiary of the Company; sold to Angell Energy, LLC, a Texas limited liability company (“Angell”) on June 1, 2015
SUM	Summit Energy, LLC, a first-tier subsidiary of TCP; sold to Angell on June 1, 2015
MEF	Minotaur Energy Futures, LLC, a first-tier subsidiary of TCP transferred to the Company and deactivated in the second quarter of 2015
CTG	Chesapeake Trading Group, LLC, a former first-tier subsidiary of TCP, then a first-tier subsidiary of the Company (April 30, 2015), then Enterprises (July 1, 2015)
Cygnus	Cygnus Partners, LLC, a former first-tier subsidiary of the Company, then a first-tier subsidiary of Enterprises
CEF	Cygnus Energy Futures, LLC, a first-tier subsidiary of Cygnus
TCE	Twin Cities Energy, LLC, a former first-tier subsidiary of the Company; became inactive in the third quarter of 2012
TCPC	Twin Cities Power – Canada, Ltd., a first-tier subsidiary of TCE; became inactive in the third quarter of 2012
REH	Retail Energy Holdings, LLC, a former first-tier subsidiary of the Company, then a first-tier subsidiary of Enterprises. On November 2, 2016, Enterprises sold 100% of the equity interests of REH to Genie Retail Energy, a division of Genie Energy Ltd. (GNE - NYSE) for cash
TSE	Town Square Energy, LLC, a first-tier subsidiary of REH
TSEE	Town Square Energy East, LLC, a first-tier subsidiary of REH
TSEC	Town Square Energy-Canada, Ltd., a first-tier subsidiary of REH
Cyclone	Cyclone Partners, LLC, a former first-tier subsidiary of the Company, then a first-tier subsidiary of Enterprises

Terms Specific to the Company
Abbreviation or acronym	Definition
Distribution	The distribution of 100% of the equity of Enterprises to the then members of Aspirity – Timothy S. Krieger and Summer Enterprises, LLC. The date of the Distribution is the date that the registration statement was declared effective by the SEC (November 12, 2015); for tax and accounting purposes, November 1, 2015.
Exelon; PSA	Exelon Generation Company, LLC, a Pennsylvania limited liability company and wholly-owned subsidiary of Exelon Corporation. Exelon is the operator of the second largest electricity generation fleet in the U.S. On March 30, 2016, Exelon and Aspirity Energy entered into a 3 year, full requirements preferred supply agreement (“PSA”).
Legacy Businesses	The wholesale energy trading, real estate investments, investments in private companies, and legacy retail energy business operated by Enterprises, a former first-tier subsidiary of the Company.
Notes; Notes Offering	The Company’s Renewable Unsecured Subordinated Notes issued pursuant to its ongoing “Notes Offering” or the direct public offering the Company’s Notes pursuant to Registration Statements on Form S-1
Operating Agreement	Aspirity’s Amended and Restated Operating Agreement dated March 30, 2016
Restructuring	The restructuring of the Company that was approved by the Board on May 27, 2015 and that effected the legal separation of the Legacy Businesses from the Company
S-1; Old and New	The Company’s Registration Statements on Form S-1. The statement declared effective by the SEC on November 12, 2015 is defined as the “New S-1”, while that declared effective on May 10, 2012 is defined as the “Old S-1”
Term Loan	Term Loan Agreement between Aspirity Financial as lender and Enterprises as borrower dated July 1, 2015, as amended on November 1, 2015, January 27, 2016, and November 1, 2016. Pursuant to the Term Loan, Enterprises borrowed $22,206,000 from Aspirity Financial with final maturity date of December 30, 2019
Term Loan Notes	Each of the Company’s Notes outstanding as of June 30, 2015, including any renewals thereof

Industry Terms
Abbreviation or acronym	Definition
ABACCUS	The Annual Baseline Assessment of Choice in Canada and the United States is a study of U.S. states and Canadian provinces with respect to their efforts and achievements in the promotion of a competitive retail electric sector. The annual studies are prepared by DEFG, LLC, a management consulting firm specializing in energy
Btu; therm; MMBtu	A “Btu” or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A “therm” is one hundred thousand Btu. One “MMBtu” is one million Btu
EDC; LDC	“Electric distribution company” or “energy distribution company”; may also be known as a “local distribution company”; see also “electric utility”
EDI compliant	For a licensed competitive electricity supplier to sell to, bill, and collect from retail customers within a given utility’s service territory, it must establish an electronic connection or become “EDI compliant” with such utility
EEI	The Edison Electric Institute is a trade association representing U.S. investor-owned electric companies. Its 160 U.S. operating utility and parent company members provide electricity for 220 million Americans, operate in all 50 states and the District of Columbia, and directly employ more than 500,000 workers. The association also has 70 international electric company members and 270 industry suppliers and related organizations as associate members
EIA	Energy Information Administration, an independent agency within the U.S. Department of Energy
Electric utility	A corporation, person, agency, authority, or other legal entity or instrumentality aligned with distribution facilities for delivery of electric energy for use primarily by the public such as investor-owned utilities (“IOUs”), municipally-owned utilities (“munis”), utilities owned by states or political subdivisions thereof (“POUs”), federal utilities, and rural electric cooperatives (“co-ops”). A few entities that are tariff based and corporately aligned with companies that own distribution facilities are also included
ERCOT	Electric Reliability Council of Texas, an ISO managing 85% of the electric Load of Texas and subject to oversight by the Public Utility Commission of Texas and the Texas Legislature but not FERC
FERC	Federal Energy Regulatory Commission, an independent regulatory agency within the U.S. Department of Energy
ISO; RTO	Independent System Operator, a non-profit organization formed at the direction or recommendation of FERC that coordinates, controls, and monitors the operation of a bulk electric power system, usually within a single U.S. state, but sometimes encompassing multiple states. A Regional Transmission Organization (“RTO”) typically performs the same functions as an ISO, but covers a larger area. ISOs and RTOs may also operate centrally cleared wholesale markets for electric power quoted on both a “real-time” and “day ahead” basis.

Industry Terms
Abbreviation or acronym	Definition
ISO-NE	ISO New England Inc., an RTO serving Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
MISO	Midcontinent Independent System Operator, Inc., (formerly the Midwest Independent Transmission System Operator, Inc.), an RTO serving all or part of Arkansas, Illinois, Indiana, Iowa, Louisiana, Manitoba, Michigan, Minnesota, Mississippi, Missouri, Montana, North Dakota, South Dakota, Texas, and Wisconsin
MCF	One thousand cubic feet, a common unit of price measure for natural gas. In 2010, one MCF of natural gas had a heat content of 1,025 Btu.
NERC	North American Electric Reliability Corporation, a non-profit corporation formed on March 28, 2006 as the successor to the National Electric Reliability Council, also known as NERC, formed in 1968. NERC is the designated Electric Reliability Organization for the U.S. and operates under the auspices of FERC.
NYISO	New York Independent System Operator, an ISO serving New York state
PJM	PJM Interconnection, a RTO serving all or part of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, and the District of Columbia.
POR; non-POR	All states with restructured retail markets have implemented laws and regulations with respect to permitted billing, credit, and collections practices. Some of these states require an EDC billing customers in their service territory on behalf of suppliers operating there to purchase the receivables generated as a result of energy sales, generally at a modest discount to reflect bad debt experience. These states are known as “purchase of receivables” or “POR” jurisdictions while those without this provision are known as “non-POR” areas.
PURPA	Public Utilities Regulatory Policy Act of 1978
RECs	“Renewable energy certificates” represent the property rights to the environmental, social, and other non-power qualities of renewable electricity generation and can be sold separately from the underlying physical electricity. As renewable generators produce electricity, they create one REC per megawatt-hour. If the physical electricity and the associated RECs are sold to separate buyers, the electricity is no longer considered “renewable” or “green” as the REC is what conveys the attributes and benefits of the renewable electricity, not the electricity itself

Finance & Accounting Terms
Abbreviation or acronym	Definition
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFTC	Commodity Futures Trading Commission, an independent agency of the United States government with primary responsibility for regulating futures and options markets
CME	CME Group operates options and futures exchanges including, among others, the Chicago Mercantile Exchange, the Chicago Board of Trade, and the New York Mercantile Exchange
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States
ICE	Intercontinental Exchange® is a leading operator of futures and stock exchanges and clearinghouses, including the New York Stock Exchange
NGX	Natural Gas Exchange Inc., provides electronic trading, central counterparty clearing and data services to the North American natural gas and electricity markets. NGX is wholly owned by TMX Group Limited which collectively manages all aspects of Canada’s senior and junior equity markets.
SEC	U.S. Securities and Exchange Commission, an independent agency of the United States government with primary responsibility for enforcing federal securities laws and regulating the securities industry and stock exchanges

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause our actual results to differ materially from those indicated in forward-looking statements made by or on behalf of the Company in this Form 10-Q, in presentations, on our website, in response to questions, or otherwise. You should not place undue reliance on any forward-looking statement. Examples of forward-looking statements include, among others, statements we make regarding:

●	Expected operating results, such as revenue growth, earnings, and numbers of enrollees and customers;

●	Statements regarding anticipated geographic expansion and obtaining necessary regulatory approvals;

●	Our belief that we have sufficient liquidity to fund our operations during the next 12 months; and

●	Any other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict these events, nor can it assess the impact of each of these factors on the businesses of the Company or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

Part I – Financial Information

Item 1 - Financial Statements (Unaudited)

Aspirity Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2016 and December 31, 2015

	September 30,	December 31,
	2016	2015

Assets
Current assets
Unrestricted cash	$859,189	$1,371,167
Cash in trading accounts	-	1,800,272
Cash in collateral accounts	15,000	246,000
Accounts receivable	505,549	3,558,316
Term Loan - current (Related party - Note 13)	7,541,364	-
Prepaid expenses and other current assets	44,340	82,253
Assets of discontinued operations - current (see Note 4)	-	11,084,264
Total current assets	8,965,442	18,142,272

Property, equipment and furniture, net	82,151	217,625

Other assets
Term Loan - non-current (Related party - Note 13)	9,814,025	-
Accrued financial services revenue (Related party - Note 13)	428,555	-
Assets of discontinued operations - non-current	-	10,325,332
Total assets	$19,290,173	$28,685,229

Liabilities and Members’ Equity (Deficit)
Current liabilities
Current portions of debt
Revolver and short term debt (Related party - Note 13)	$-	$1,212,705
Renewable unsecured subordinated notes	11,244,165	10,120,175
Accounts payable	2,178,183	2,471,355
Accrued expenses	-	2,090,227
Accrued compensation	211,638	-
Accrued interest	1,995,234	1,502,761
Liabilities of discontinued operations - current (see Note 4)	-	5,046,443
Total current liabilities	15,629,220	22,443,666

Long-term liabilities
Renewable unsecured subordinated notes .	16,004,913	14,050,298
Liabilities of discontinued operations - non-current (see Note 4)	-	242,232
Total long term liabilities	16,004,913	14,292,530
Total liabilities	31,634,133	36,736,196

Commitments and contingencies (see Note 14)

Members’ equity (deficit)
Series A preferred equity .	2,745,000	2,745,000
Common equity	(15,088,960)	(7,499,580)
Total members’ equity (deficit)	(12,343,960)	(4,754,580)
Non-controlling interest	-	(3,955,159)
Accumulated other comprehensive income attributed to non-controlling interest	-	658,772
Total equity (deficit)	(12,343,960)	(8,050,967)
Total liabilities and equity (deficit)	$19,290,173	$28,685,229

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Loss

Three and Nine Months ended September 30, 2016 and 2015

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Revenue
Retail energy services	928,204	10,173,244	10,883,162	23,284,748
Financial services (Related party - Note 13)	711,306	-	1,613,127	-
Total revenue	1,639,510	10,173,244	12,496,289	23,284,748

Costs of sales and services
Cost of retail energy sold	745,374	8,031,489	9,290,699	20,350,365
Gross profit on sales and services	894,136	2,141,755	3,205,590	2,934,383
Operating expenses
Sales, marketing, and customer service	1,065,341	414,868	3,503,706	1,017,775
Other general and administrative	1,355,168	2,073,117	5,836,673	6,240,701
Total operating expenses	2,420,509	2,487,985	9,340,379	7,258,476
Operating loss	(1,526,373)	(346,230)	(6,134,789)	(4,324,093)

Other income (expense)
Interest expense	(1,068,776)	(332,461)	(3,134,045)	(1,474,544)
Other income, net	73	45,289	119,254	129,113
Other expense, net	(1,068,703)	(287,172)	(3,014,791)	(1,345,431)

Loss from continuing operations before income taxes	(2,595,076)	(633,402)	(9,149,580)	(5,669,524)
Income tax benefit	-	-	-	-
Net loss from continuing operations	(2,595,076)	(633,402)	(9,149,580)	(5,669,524)
Discontinued operations (Note 4)
Net income (loss) from discontinued operations	-	(130,279)	712,364	2,922,880
Net loss	(2,595,076)	(763,681)	(8,437,216)	(2,746,644)
Net income (loss) from non-controlling interest	-	60,617	(109,638)	60,617
Net loss attributable to Company	(2,595,076)	(824,298)	(8,327,578)	(2,807,261)
Preferred distributions	137,268	137,268	411,804	411,804
Net loss attributable to common	$(2,732,344)	$(961,566)	$(8,739,382)	$(3,219,065)

Other comprehensive loss:
Net income (loss) from non-controlling interest	$-	$60,617	$(109,638)	$60,617
Foreign currency translation adjustment	-	-	90,840	-
Attributable to non-controlling interest	-	60,617	(18,798)	60,617
Net loss attributable to Company	(2,595,076)	(824,298)	(8,327,578)	(2,807,261)
Foreign currency translation adjustment	-	24,190	-	(387,649)
Change in fair value of cash flow hedges	-	871,065	-	849,328
Unrealized gain on marketable securities	-	(171,357)	-	(164,574)
Attributable to the Company	(2,595,076)	(100,400)	(8,327,578)	(2,510,156)
Preferred distributions	137,268	137,268	411,804	411,804
Attributable to common	$(2,732,344)	$(237,668)	$(8,739,382)	$(2,921,960)

 See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

	Nine Months
	Ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(8,437,216)	$(2,746,644)
Remove net income from discontinued operations	712,364	2,922,880
Net loss from continuing operations	(9,149,580)	(5,669,524)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	77,801	267,648
Unit based compensation	636,523	-
Gain on sale of marketable securities	-	12,945
Change in operating assets and liabilities:
Trading accounts	291,104	347,703
Collateral deposits	48,500	-
Accounts receivable	(1,344,206)	(2,698,126)
Prepaid expenses and other current assets	99,719	(30,606)
Accrued revenue	(428,555)	-
Accounts payable	1,510,189	975,851
Accrued expenses	85,277	1,043,986
Accrued compensation	211,638	-
Accrued interest	553,440	26,760
Net cash used for continuing operations	(7,408,150)	(5,723,363)
Net cash provided by discontinued operations	1,747,833	6,113,521
Net cash provided by (used for) operating activites	(5,660,317)	390,158

Cash flows from investing activities
Purchases of property, equipment, and furniture	(20,392)	(48,100)
Purchases of marketable securities	-	(2,793,871)
Proceeds from sale of marketable securities	-	2,537,965
Proceeds from Term Loan	2,892,797	-
Net cash provided by (used for) continuing operations	2,872,405	(304,006)
Net cash used for discontinued operations	(162,852)	(721,096)
Net cash provided by (used for) investing activities	2,709,553	(1,025,102)

Cash flows from financing activities
Deferred financing costs	(239,401)	(300,792)
Proceeds from revolver and short term debt	4,345,420	22,552,000
Proceeds from bridge loan	500,000	-
Payments on revolver and short term debt	(3,496,586)	(20,993,622)
Issuances of renewable unsecured subordinated notes	6,275,780	7,806,195
Redmptions of renewable unsecured subordinated notes	(3,016,863)	(2,779,224)
Preferred distributions	(411,804)	(411,804)
Net cash provided by continuing operations	3,956,546	5,872,753
Net cash used for discontinued operations	(1,103,898)	(5,949,090)
Net cash provided by financing activities	2,852,648	(76,337)
Net increase (decrease) in cash	(98,116)	(711,281)
Effect of exchange rate changes on cash	87,104	660,105

Unrestricted cash
Beginning of period	2,331,401	2,397,300
Adjustment for deconsolidation of VIE	(1,461,200)	-
End of period	$859,189	$2,346,124

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Nine Months Ended September 30, 2016 and 2015

	Nine Months
	Ended September 30,
	2016	2015
Non-cash financing activities:
Extinguishment of bridge loan	$500,000	$-

Renewable unsecured subordinated notes
Capitalized interest	$289,475	$232,198
Renewals	$6,222,763	$5,664,076

Supplemental disclosures of cash flow information:
Cash payments for interest	$2,165,903	$1,155,319

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Equity (Deficit)

Nine Months Ended September 30, 2016 and 2015

	Series A Preferred Equity	Common Equity	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Members’ Equity	Non- Controlling Interest	Accumulated Other Comprehensive Income Attributed to Non- Controlling Interest	Total Equity
Balance - December 31, 2014	$2,745,000	$(193,624)	$146,749	$-	$2,698,125	$-	$-	$2,698,125
Net income	-	(2,746,644)	-	522,716	(2,223,928)	-	-	(2,223,928)
Other comprehensive income	-	-	297,105	-	297,105	-	-	297,105
Preferred distributions	-	(411,804)	-	-	(411,804)	-	-	(411,804)
Common distributions	-	(5,671,599)	-	-	(5,671,599)	-	-	(5,671,599)
Balance - September 30, 2015	$2,745,000	$(9,023,671)	$443,854	$522,716	$(5,312,101)	$-	$-	$(5,312,101)
Balance - December 31, 2015	$2,745,000	$(7,499,580)	$-	$-	$(4,754,580)	$(3,955,159)	$658,772	$(8,050,967)
Net loss	-	(8,327,578)	-	-	(8,327,578)	(109,638)	-	(8,437,216)
Other comprehensive income	-	-	-	-	-	-	90,840	90,840
Preferred distributions	-	(411,804)	-	-	(411,804)	-	-	(411,804)
Unit based compensation	-	636,523	-	-	636,523	-	-	636,523
Extinguishment of bridge loan
and accrued interest with
issuance of common units	-	513,479	-	-	513,479	-	-	513,479
Adjustment due to
deconsolidation of VIE	-	-	-	-	-	4,064,797	(749,612)	3,315,185
Balance - September 30, 2016	$2,745,000	$(15,088,960)	$-	$-	$(12,343,960)	$-	$-	$(12,343,960)

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Description of Business

Basis of Presentation

Aspirity Holdings, LLC (“we, “Aspirity”, or the “Company”) has prepared the foregoing unaudited consolidated financial statements in accordance with GAAP and the requirements of the SEC with respect to interim reporting. As permitted under these rules, certain footnotes and other financial information required by GAAP for complete financial statements have been condensed or omitted. The interim consolidated financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

For additional information, please refer to our audited consolidated financial statements and the accompanying notes for the years ended December 31, 2015 and 2014 included in our 2015 Form 10-K/A.

The Restructuring

Effective with the Distribution on November 1, 2015, we exited all wholesale trading and diversified investment activity and have no plans to engage in such in the future, therefore these operations are reported as discontinued operations. Although, due to the Distribution we no longer own REH, its retail energy services operations remain in continuing operations through March 30, 2016 due to not being considered a strategic shift from future operations. After the Distribution but prior to March 30, 2016, the financial results of Enterprises were consolidated with those of the Company as a variable interest entity or VIE. Historically, these segments constituted significant parts of our business, and consequently, our future financial statements will be significantly different from those of the past.

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

See also “Note 3 – Variable Interest Entities”, “Note 4 - Summary Consolidating Financial Information”, and “Note 5 - Discontinued Operations”.

Liquidity, Financial Condition, and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has financed its operations to date principally through cash on hand, Note sales, and Term Loan receipts. For the nine months ended September 30, 2016, the Company on a consolidated basis reported a net loss of $8,437,000 and cash used for continuing operations of $7,408,000. As of September 30, 2016, the Company had unrestricted cash, negative working capital, and total members’ deficit of $859,000, $6,6640,000, and $12,344,000, respectively.

Aspirity Energy and Aspirity Financial are start-up companies in the retail energy and financial services industries, respectively. While revenues from Aspirity Energy are expected to continue to increase throughout the remainder of the year as customers are signed up, overall we do not expect such to be significant until 2017. Further, the Company does not expect to report positive cash flow from operations or profitability on a regular basis until early 2018 at the earliest.

Prior to that time, the Company will rely on the timely payment of the Term Loan, deferral of energy payables, and its ability to sell Notes to fund operations for the year through September 30, 2016. Enterprises’ ability to make timely payments on the Term Loan depends in part on the operations of its Legacy Businesses which were not profitable. In the event amounts owed to us are paid late or not paid, our ability to fund operations, sell new Notes and renew or redeem existing Notes will be negatively impacted.

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

The Company regularly evaluates sources of debt financing other than the Notes and is also seeking additional equity capital to meet its funding needs. However, there can be no assurance that these efforts will prove to be successful.

2.	Summary of Significant Accounting Policies

A description of our significant accounting policies is included in the 2015 Forms 10-K/A and 10-K and our interim consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in those reports.

Results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation. In determining whether we have a controlling interest in an affiliate and the requirement to consolidate the accounts of an entity, management considers factors such as our ownership interest, our authority to make decisions, contractual and substantive participating rights of owners, as well as whether the entity is a variable interest entity or “VIE”.

A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. Variable interests are contractual, ownership, or other pecuniary interests that change with changes in the fair value of the entity’s net assets. A party is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances.

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

Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable, deposits in collateral accounts, and the Term Loan.

Financial instruments that may expose the Company to fair value risk from time to time include asset categories such as cash equivalents and marketable securities and liabilities such as borrowings under various credit agreements.

Management believes the carrying values of the Company’s financial instruments, including its Notes, reasonably approximated their fair values at September 30, 2016 and December 31, 2015 due to the relatively new age of these instruments.

Accounts Receivable

Receivables are reported at the amount management expects to collect from outstanding balances. Differences between amounts due and expected collections are reported in the results of operations for the period in which those differences are determined. Receivables are written off only after collection efforts have failed, and the Company typically does not charge interest on past due accounts. There was no allowance for doubtful accounts as of September 30, 2016 and December 31, 2015.

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

Unit-Based Compensation

The Company expenses unit-based awards pursuant to ASC Topic 718 Compensation - Stock Compensation which requires that compensation cost at the grant date fair value of unit-based awards be recognized over the requisite service period. The Company estimates the grant date fair value of unit-based awards issued based on a discounted cash flow model as the Company’s units are not publicly traded. The discounted cash flow model requires the input of highly subjective assumptions, including projected growth and costs of capital. See “Note 12 – Ownership”.

New Accounting Pronouncements

In May 2014, the FASB issued a new revenue recognition standard, ASU 2014-09 Revenue from Contracts with Customers (Topic 606), that eliminated all industry-specific provisions and replaced all current U.S. GAAP guidance on the topic. The new standard provides a unified model to determine when and how revenue is recognized based on the core principle that recognition should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the seller expects to be entitled. The Company was originally required to adopt the standard on January 1, 2017. In April 2015, the FASB proposed a one-year deferral of the effective date for the standard and the deferral was adopted in August 2015. The Company is now required to adopt the standard on January 1, 2018. The update may be applied using one of two methods, either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. In addition, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12 in March 2016, April 2016, and May 2016, respectively, to provide interpretive clarifications on the new guidance in ASC Topic 606. We are currently assessing the impact of the standard on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”) which increases transparency and comparability among organizations by recognizing all lease transactions with terms of more than 12 months on the balance sheet as a lease liability and a right-of-use asset, as defined. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 will allow entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as is currently required, or recognized when they occur. If elected, the change to recognize forfeitures when they occur will be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to retained earnings. ASU 2016-09 will be effective for the Company at the beginning of fiscal 2017, including interim periods in the year of adoption. Early adoption is permitted in any interim or annual period. The Company is still evaluating the potential impacts of ASU 2016-09 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about expected credit losses. This ASU is effective for annual periods and interim periods for annual periods beginning after December 15, 2019. Entities may early adopt beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

3.	Variable Interest Entities

On March 18, 2016, FERC approved the change in control of the Company per Docket No. EC16-60-000. This allowed the Company to adopt an amended and re-stated Operating Agreement which converted Class B units to Class A units on March 30, 2016. This constituted a reconsideration event and as such, a reassessment of the VIE relationship between the Company and Enterprises and the consolidation decision was performed as of this date.

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

Specifically, Timothy Krieger as an individual is the primary beneficiary of Enterprises as he meets both the power and losses/benefits criteria. With respect to the power criterion, Mr. Krieger owns 99.50% and controls 100.00% of the outstanding common equity interests of Enterprises and directs all of Enterprises’ day-to-day activity as its CEO. As far as the losses/benefits criterion is concerned, the Term Loan under normal circumstances, though a variable interest, does not incorporate any rights to any economic benefits beyond interest earned as all such are held by Mr. Krieger. The loan has been in effect since July 1, 2015, Enterprises has never missed a payment, and management believes that Enterprises likely has sufficient liquidity and operating success to service the debt going forward. Finally, due to the conversion of the Class B units to Class A common, examination of the related party considerations between the Company, Enterprises, and Mr. Krieger indicate that Aspirity does not have a controlling financial interest in Enterprises. Further, the Company has not provided Enterprises with any financial support that it was not contractually obligated to per the terms and conditions of the Term Loan.

See “Note 9 – Term Loan” for a discussion of the nature of the Term Loan.

As a result of the above facts and circumstances, it was concluded that Aspirity should consolidate Enterprises as a VIE through March 30, 2016. Therefore, the statements of operations and cash flows for fiscal 2016 include the activity of Enterprises through March 30, 2016, but balance sheets presented on and after March 31, 2016 are for Aspirity only. As this was a distribution of the equity interest to the owners of the entity, the deconsolidation was recorded at book value and as such there was no gain or loss recognized on the transaction.

4.	Discontinued Operations

For the period ending March 30, 2016, the Company accounted for the Legacy Businesses operated by Enterprises except for its retail energy services segment (REH) as discontinued operations pursuant to ASU 2014-08. This update changed the discontinued operations reporting requirements of Presentation of Financial Statements (Topic 205), Subtopic 205-20 by changing the definition of a discontinued operation to include “only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results “.

The major line items constituting discontinued operations for the Company are presented below for the periods and as of the dates indicated. The segments of Enterprises’ business included in discontinued operations for the Company are wholesale trading and diversified investments. For additional disclosures related to the amounts shown below, see the Company’s Forms 10-K/A and 10-K for 2015.

	Nine Months Ended
	September 30, 2016	September 30, 2015

Revenues, expenses, and earnings of discontinued operations
Revenues, net	$2,778,016	$14,928,925

Costs of sales and services	657,556	917,908
Other general and administrative	2,431,268	11,541,094
Other income (expense), net	1,023,172	452,957

Total expenses	2,065,652	12,006,045

Income before taxes	712,364	2,922,880

Income tax provision	-	-

Net income (loss)	$712,364	$2,922,880

As of
December 31, 2015

Assets and liabilities of discontinued operations
Unrestricted cash	$960,234
Cash in trading accounts	6,247,059
Accounts receivable, net	2,329,868
Prepaid expenses & other current assets	1,547,103

Total current assets	11,084,264

Property, equipment & furniture, net	1,130,686
Goodwill & intangible assets, net	2,000,786
Restricted cash	1,319,371
Real estate held for development	2,714,297
Notes receivable, net of deferred gain	2,586,616
Other assets	573,576

Total non-current assets	10,325,332

Total assets	$21,409,596

Revolver	$475,700
Senior notes	1,214,762
Accounts payable	1,905,628
Accrued expenses	739,526
Billings in excess of costs & earnings	710,827

Total current liabilities	5,046,443

Senior notes	242,232

Total non-current liabilities	242,232

Total liabilities	$5,288,675

5.	Summary Consolidating Financial Data

The consolidating statement of comprehensive income presented below includes the results of operations for Aspirity for the first nine months ended September 30, 2016 and for the retail energy services segment of Enterprises for the first quarter ended March 31, 2016.

	For the nine months ended September 30, 2016
	Aspirity Holdings and Subsidiaries	Krieger Enterprises and Subsidiaries	Eliminations	Aspirity Holdings Consolidated
Revenue
Retail energy services	1,299,728	9,583,434	-	10,883,162
Financial services (Note 13)	2,327,660	-	(714,533)	1,613,127
Total revenue	3,627,388	9,583,434	(714,533)	12,496,289
Costs of sales and services
Cost of retail energy sold	1,047,238	8,243,461	-	9,290,699
Gross profit on sales and services	2,580,150	1,339,973	(714,533)	3,205,590
Operating expenses
Sales, marketing, and customer service	3,162,497	341,209	-	3,503,706
Other general and administrative	4,678,865	1,157,808	-	5,836,673
Total operating expenses	7,841,362	1,499,017	-	9,340,379
Operating loss	(5,261,212)	(159,044)	(714,533)	(6,134,789)
Other income (expense)
Interest expense	(3,066,674)	(676,868)	609,497	(3,134,045)
Other income, net	308	118,946	-	119,254
Other income (expense), net	(3,066,366)	(557,922)	609,497	(3,014,791)
Net loss from continuing operations	(8,327,578)	(716,966)	(105,036)	(9,149,580)
Discontinued operations (Note 4)
Net income from discontinued operations	-	607,328	105,036	712,364
Net loss	(8,327,578)	(109,638)	-	(8,437,216)
Net loss from non-controlling interest	-	(109,638)	-	(109,638)
Net loss attributable to Company	(8,327,578)	-	-	(8,327,578)
Preferred distributions	411,804	-	-	411,804
Net loss attributable to common	$(8,739,382)	$-	$-	$(8,739,382)

The consolidating statement of comprehensive income presented below includes the results of operations for Aspirity and Enterprises for the first nine months ended September 30, 2015.

	For the nine months ended September 30, 2015
	Aspirity Holdings and Subsidiaries	Krieger Enterprises and Subsidiaries	Eliminations	Aspirity Holdings Consolidated
Revenue
Retail energy services	-	23,284,748	-	23,284,748
Financial services (Note 13)	2,224,411	-	(2,224,411)	-
Total revenue	2,224,411	23,284,748	(2,224,411)	23,284,748
Costs of sales and services
Cost of retail energy sold	-	20,350,365	-	20,350,365
Gross profit on sales and services	2,224,411	2,934,383	(2,224,411)	2,934,383
Operating expenses
Sales, marketing, and customer service	-	1,017,775	-	1,017,775
Other general and administrative	2,524,664	3,716,037	-	6,240,701
Total operating expenses	2,524,664	4,733,812	-	7,258,476
Operating loss	(300,253)	(1,799,429)	(2,224,411)	(4,324,093)
Other income (expense)
Interest expense	(1,343,783)	(2,355,172)	2,224,411	(1,474,544)
Other income, net	-	129,113	-	129,113
Other income (expense), net	(1,343,783)	(2,226,059)	2,224,411	(1,345,431)
Net loss from continuing operations	(1,644,036)	(4,025,488)	-	(5,669,524)
Discontinued operations (Note 4)
Net income from discontinued operations	-	2,922,880	-	2,922,880
Net loss	(1,644,036)	(1,102,608)	-	(2,746,644)
Net income from non-controlling interest	-	60,617	-	60,617
Net loss attributable to Company	(1,644,036)	(1,163,225)	-	(2,807,261)
Preferred distributions	411,804	-	-	411,804
Net loss attributable to common	$(2,055,840)	$(1,163,225)	$-	$(3,219,065)

6.	Cash

The Company deposits its unrestricted cash in financial institutions. Balances, at times, may exceed federally insured limits. Cash deposited in trading and collateral accounts may be unavailable at times for immediate withdrawal depending upon business activity. Cash as of the dates indicated was as follows:

	September 30, 2016	December 31, 2015
Continuing operations
Aspirity	$859,189	$718,497
REH	-	652,670
Unrestricted cash	$859,189	$1,371,167

REH
Credit requirements	-	730,580
Available for withdrawal	-	1,069,692
Cash in trading accounts	$-	$1,800,272

Aspirity	$15,000	$63,500
REH	-	182,500
Cash in collateral accounts	$15,000	$246,000

7.	Accounts Receivable

Accounts receivable resulting from both sales to end-use customers and billing related to the Term Loan were as follows as of the dates indicated:

	September 30,	December 31,
	2016	2015
Continuing operations
Aspirity
Energy sales
Billed	327,101	-
Unbilled	178,448	-

REH
Billed	-	2,278,316
Unbilled	-	1,280,000
Accounts receivable	$505,549	$3,558,316

As of September 30, 2016, there were no accounts representing a significant percentage or concentration of receivables.

As of December 31, 2015, REH had one account with a balance greater than 10% of the total. Such amount was owed by a utility with an investment-grade credit rating.

8.	Property, Equipment, and Furniture

Property, equipment, software, furniture, and leasehold improvements consisted of the following at the dates indicated:

	September 30,	December 31,
	2016	2015
Continuing operations
Aspirity
Equipment and software	$23,435	$19,539
Furniture	45,966	41,038
Leasehold improvements	32,968	32,967
Property, equipment and furniture, gross	102,369	93,544
Less accumulated depreciation	(20,218)	(5,373)
Property, equipment, and furniture, net	$82,151	$88,171

REH
Equipment and software	$-	$188,186
Furniture	-	42,118
Leasehold improvements	-	9,148
Property, equipment and furniture, gross	-	239,452
Less accumulated depreciation	-	(109,998)
Property, equipment, and furniture, net	$-	$129,454

Depreciation expense was $5,000 and $33,000 and $11,000 and $30,000 for the three and nine months ended September 30, 2016 and 2015, respectively.

9.	Term Loan

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

The following table summarizes the amounts owed to the Company by Enterprises pursuant to the Term Loan as of the dates indicated.

	September 30,	December 31,
	2016	2015
Current	$7,541,364	$8,461,853
Non-current	9,814,025	11,786,333
Total	$17,355,389	$20,248,186

Note that so long as Enterprises and Aspirity were consolidated, the Term Loan was eliminated. Consequently, while it is presented on the September 30, 2016 balance sheet, it does not appear on the December 31, 2015 statement.

As of September 30, 2016, Enterprises was in compliance with the terms and conditions of the Term Loan.

Effective November 1, 2016, the Term Loan was amended. See “Note 16 – Subsequent Events”.

10. Debt

Notes payable by instrument are summarized as follows:

	September 30,	December 31,
	2016	2015
Aspirity
Renewable unsecured subordinated notes	$27,743,415	$24,484,498
REH
Revolver	-	1,212,705
Consolidated total, gross	27,743,415	25,697,203

Deferred financing costs
Deferred financing costs, net	494,337	314,025
Consolidated total, net	$27,249,078	$25,383,178

Notes payable by maturity are summarized as follows:

	September 30,	December 31,
	2016	2015
Aspirity
2016	$3,050,889	$10,120,175
2017 to September 30	8,193,276	-

REH
2016	-	1,212,705
Current maturities	11,244,165	11,332,880

Aspirity
2017 after September 30	1,198,290	-
2017	-	4,383,980
2018	5,354,431	4,064,364
2019	4,957,183	3,993,573
2020	1,248,000	37,299
2021	666,447	28,249
2022 & thereafter	3,074,898	1,856,857
Long term debt, gross	16,499,249	14,364,323

Deferred Financing Costs
Deferred financing costs, gross	934,182	729,782
Less accumulated amortization	(439,846)	(415,757)
Deferred financing costs, net	494,336	314,025
Long term debt, net	16,004,913	14,050,298
Consolidated total, net	$27,249,078	$25,383,178

Deferred financing cost amortization expense was $23,000 and $55,000 and $45,000 and $149,000 for the three and nine months ended September 30, 2016 and 2015, respectively.

Bridge Loan

On July 13, 2016 the $500,000 outstanding under the Bridge Loan was extinguished as part of the consideration for 10,000 Class A common units issued to Mr. Krieger.

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

The Company made cash interest payments during the three and nine months ended September 30, 2016 and 2015 of $879,000, $296,000, $2,166,000, $1,155,000 respectively.

For the nine months ended September 30, 2016 and 2015, we incurred $1,703,000 and $1,655,000, respectively, of offering-related expenses, including marketing and certain printing expenses, legal and accounting fees, filing fees, and trustee fees but excluding amounts capitalized as deferred financing costs and amortized as Notes are sold.

Total accrued interest on the Notes at September 30, 2016 and December 31, 2015 was $1,995,000 and $1,503,000, respectively.

As of September 30, 2016, the Company had $27,743,000 of Notes outstanding as follows:

Initial Term	Principal Amount	Weighted Average Interest Rate
3 months	$459,232	7.66%
6 months	494,807	8.99%
1 year	6,117,185	13.80%
2 years	3,652,442	13.82%
3 years	5,026,940	14.74%
4 years	4,676,059	15.83%
5 years	4,241,852	15.85%
10 years	3,074,898	15.66%
Total	$27,743,415	14.65%

Weighted average term	43.0 mos

11. Leases

The Company sub-leases its offices under an agreement that expires on May 31, 2017, with an option to extend until 2019. The option expired unexercised and the Company is currently exploring its options with respect to new space.

For the nine months ended September 30, 2016 and 2015 lease expense was $117,000 and $108,000, respectively.

12. Ownership

Effective November 1, 2015, concurrently with the Distribution, a new Operating Agreement was adopted pursuant to which the Company issued 6,064 new Class B common units, constituting 55.00% of the total common units outstanding. The Class B units represented profits interests only and incorporated no governance or voting rights, but were automatically convertible into Class A units, each of which has full financial and voting rights, effective upon FERC approval of the change of control of the Company.

On March 30, 2016, the 6,064 Class B units converted to Class A units pursuant to the adoption of an amended and re-stated Operating Agreement, following the March 18, 2016 approval by FERC of the change in control of the Company per Docket No. EC16-60-000. As of September 30, 2016, 734 Class A units held by an employee are subject to redemption at a price of $1.00 per unit should he leave the employment of the Company before March 31, 2017. If such departure occurred after April 1, 2017 but before March 31, 2018, 366 units are subject to redemption.

On May 11, 2016, the Company granted 114 Class A common units to each of its three independent directors (342 units in total). The 342 Class A units held by the independent directors are subject to redemption at a price of $1.00 per unit should they leave the Company. On June 19, 2016, one of the independent directors died, and 76 of his units were redeemed.

On July 13, 2016, the Company granted 10,000 Class A common units to Mr. Krieger for consideration of both the extinguishment of the $500,000 bridge loan outstanding at the time of conversion and his service as interim CEO.

The ownership of the Company’s equity as of September 30, 2016 and December 31, 2015 is as presented below:

	September 30,	December 31,
	2016	2015
Non-Voting Units
Series A Preferred	496	496
Class B Common	-	6,064
Total	496	6,560

Voting Units
Class A Common	21,290	4,960
Total	21,290	4,960

For the nine months ended September 30, 2016 and 2015, total preferred distributions paid were $412,000 and $412,000, respectively.

For the nine months ended September 30, 2016 and 2015, total common distributions paid were $0 and $5,732,215, respectively.

Unit Based Compensation

Unit based compensation expense for the nine months ended September 30, 2016 and 2015 was $637,000 and $0, respectively. Unit based compensation is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense. The Company has assumed a zero percent forfeiture rate.

As of September 30, 2016 and December 31, 2015, unrecognized compensation cost related to non-vested, unit-based compensation was $68,000 and $0, respectively. As of September 30, 2016, the weighted average years outstanding for unvested awards was 0.6 years.

On March 30, 2016, 4,410 Class A common units were issued to three officers of the Company pursuant to the adoption of the amended and re-stated Operating Agreement. Approximately 83% of the units vested immediately, while the remaining 17% will vest as described above.

On May 11, 2016, 114 units each or 342 Class A common units in total were issued to the Company’s three independent directors. 33% of the units vested immediately, while the remaining 67% will vest as described above.

On July 13, 2016, the Company granted 10,000 Class A common units to Mr. Krieger, all of which vested immediately. This grant was in consideration of both the extinguishment of the bridge loan and associate accrued interest, as well as compensation for Mr. Krieger having served as interim CEO. See “Note 13 – Related Party Transactions”.

13. Related Party Transactions

The Company and Enterprises are related parties due to ownership by Mr. Krieger. At September 30, 2016, Mr. Krieger directly owned 100% of the Company’s Series A preferred units and 70.15% of its Class A common and controlled an additional 0.12% of its Class A common owned by an entity formed by him for the benefit of his children. Mr. Krieger controls 100.00% of the common units of Enterprises.

On May 27, 2016, the Company and Mr. Krieger entered into a bridge loan agreement for borrowings of up to $500,000. Effective July 13, 2016, all borrowings under such agreement were extinguished and the agreement was canceled, in partial exchange for the issuance of 10,000 Class A common units. See also “Note 12 – Ownership”.

For the nine months ended September 30, 2016, the Company recognized $2,328,000 of financial services revenue related to the Term Loan, of which $715,000 was eliminated upon consolidation. As of September 30, 2016, the principal balance of the Term Loan was $17,355,000 and the Company had recorded $429,000 of accrued financial services revenue. See also “Note 9 - Term Loan” and “Note 16 – Subsequent Events”.

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

As of September 30, 2016, the Company is in compliance with all covenants in the agreement with Exelon.

As of September 30, 2016, under the PSA, the Company had deferred payables for power purchases of $857,000, which are included in our accounts payable balance. The Company can continue to defer payments up to the deferral capacity as defined in the PSA. The deferral capacity is calculated based on several components, primarily the value of receivables from customers and the forward value of customer contracts.

Legal fees, if any, related to commitments and contingencies are expensed as incurred.

15. Segment Information

As of September 30, 2016, due to the Restructuring and Distribution, the Company had limited operations and assets, but established two segments used to measure business activity – retail energy services and financial services. For the nine months ended September 30, 2016, the Company accounted for the Legacy Businesses operated by Enterprises except for the retail energy services segment as discontinued operations. Certain amounts reported in prior periods have been reclassified to conform to the current period’s presentation. See “Note 3 – Variable Interest Entities”, “Note 4 - Discontinued Operations”, and Note 5 – Summary Consolidated Financial Information”.

Information on segments for and at the three and nine months ended September 30, 2016 is as follows:

	Aspirity		Enterprises
				Corporate,
	Financial	Retail	Retail	Net of	Consolidated
	Services	Energy	Energy	Eliminations	Total
Three Months Ended September 30, 2016
Retail energy services	$-	$928,204	$-	$-	$928,204
Financial services (Note 13)	711,306	-	-	-	711,306
Revenues, net	711,306	928,204	-	-	1,639,510
Cost of retail energy sold	-	745,374	-	-	745,374
Sales, marketing, and customer service	-	994,157	-	71,184	1,065,341
Other general and administrative	-	44,239	-	1,310,929	1,355,168
Operating costs and expenses	-	1,783,770	-	1,382,113	3,165,883
Operating income (loss)	$711,306	$(855,566)	$-	$(1,382,113)	$(1,526,373)
Capital expenditures	$-	$4,628	$-	$-	$4,628

Nine Months Ended September 30, 2016
Retail energy services	$-	$1,299,728	$9,583,434	$-	$10,883,162
Financial services (Note 13)	2,327,660	-	-	(714,533)	1,613,127
Revenues, net	2,327,660	1,299,728	9,583,434	(714,533)	12,496,289
Cost of retail energy sold	-	1,047,238	8,243,461	-	9,290,699
Sales, marketing, and customer service	-	2,995,217	341,209	167,280	3,503,706
Other general and administrative	-	110,321	1,157,808	4,568,544	5,836,673
Operating costs and expenses	-	4,152,776	9,742,478	4,735,824	18,631,078
Operating income (loss)	$2,327,660	$(2,853,048)	$(159,044)	$(5,450,357)	$(6,134,789)
Capital expenditures	$-	$8,824	$11,568	$-	$20,392

At September 30, 2016
Unrestricted cash	$-	$340,019	$-	$519,170	$859,189
Cash in collateral accounts	-	15,000	-	-	15,000
Accounts receivable	-	505,549		-	505,549
Term Loan - current (Note 13)	7,541,364	-	-	-	7,541,364
Prepaid expenses and other assets	-	12,370	-	31,970	44,340
Total current assets	7,541,364	872,938	-	551,140	8,965,442
Property, equipment and furniture, net	-	-	-	82,151	82,151
Term Loan - non-current (Note 13)	9,814,025	-	-	-	9,814,025
Accrued financial services revenue (Note 13)	428,555	-	-	-	428,555
Total assets	$17,783,944	$872,938	$-	$633,291	$19,290,173

Accounts payable	$269,312	$1,345,953	$-	$562,918	$2,178,183
Accrued expenses	-	-	-	-	-
Accrued compensation	-	-	-	211,638	211,638
Accrued interest	-	-	-	1,995,234	1,995,234
Revolver	-	-	-	-	-
Renewable unsecured subordinated notes	-	-	-	27,249,078	27,249,078
Total liabilities	269,312	1,345,953	-	30,018,868	31,634,133
Series A preferred equity	-	-	-	2,745,000	2,745,000
Common equity	17,514,632	(473,015)	-	(32,130,577)	(15,088,960)
Total members’ equity (deficit)	17,514,632	(473,015)	-	(29,385,577)	(12,343,960)
Total liabilities and equity	$17,783,944	$872,938	$-	$633,291	$19,290,173

Information on segments for and at the three and nine months ended September 30, 2015 is as follows:

	Aspirity		Enterprises
				Corporate,
	Financial	Retail	Retail	Net of	Consolidated
	Services	Energy	Energy	Eliminations	Total
Three Months Ended September 30, 2015
Retail energy services	$-	$-	$10,173,244	$-	$10,173,244
Financial services (Note 13)	778,472	-	-	(778,472)	-
Revenues, net	778,472	-	10,173,244	(778,472)	10,173,244
Cost of retail energy sold	-	-	8,031,489	-	8,031,489
Sales, marketing, and customer service	-	-	414,868	-	414,868
Other general and administrative	-	-	1,292,613	780,504	2,073,117
Operating costs and expenses	-	-	9,738,970	780,504	10,519,474
Operating income (loss)	$778,472	$-	$434,274	$(1,558,976)	$(346,230)
Capital expenditures	$-	$-	$22,798	$-	$22,798

Nine Months Ended September 30, 2015
Retail energy services	$-	$-	$23,284,748	$-	$23,284,748
Financial services (Note 13)	1,844,906	-	-	(1,844,906)	-
Revenues, net	1,844,906	-	23,284,748	(1,844,906)	23,284,748
Cost of retail energy sold	-	-	20,350,365	-	20,350,365
Sales, marketing, and customer service	-	-	1,017,775	-	1,017,775
Other general and administrative	-	-	3,716,037	2,524,664	6,240,701
Operating costs and expenses	-	-	25,084,177	2,524,664	27,608,841
Operating income (loss)	$1,844,906	$-	$(1,799,429)	$(4,369,570)	$(4,324,093)
Capital expenditures	$-	$-	$48,100	$-	$48,100

Information on segments at December 31, 2015 is as follows:

	Aspirity		Enterprises
				Corporate,
	Financial Services	Retail Energy	Retail Energy	Net of Eliminations	Consolidated Total
At December 31, 2015
Unrestricted cash	$-	$100,965	$652,670	$617,532	$1,371,167
Cash in trading accounts	-	-	1,800,272	-	1,800,272
Accounts receivable	258,569	-	3,558,316	(258,569)	3,558,316
Term Loan - current (Note 13)	8,461,853	-	-	(8,461,853)	-
Prepaid expenses and other assets	-	75,793	456,129	(203,669)	328,253
Discontinued operations - current	-	-	-	11,084,264	11,084,264
Total current assets	8,720,422	176,758	6,467,387	2,777,705	18,142,272
Property, equipment and furniture, net	-	-	129,453	88,172	217,625
Term Loan - non-current (Note 13)	11,786,333	-	-	(11,786,333)	-
Other assets	-	-	13,854	(13,854)	-
Discontinued operations - non-current	-	-	-	10,325,332	10,325,332
Total assets	$20,506,755	$176,758	$6,610,694	$1,391,022	$28,685,229

Accounts payable	$269,312	$2,925	$2,457,144	$(258,026)	$2,471,355
Accrued expenses	-	-	2,090,227	-	2,090,227
Accrued interest and distributions	-	-	19,741	1,483,020	1,502,761
Revolver	-	-	1,212,705	-	1,212,705
Renewable unsecured subordinated notes	-	-	-	24,170,473	24,170,473
Liabilities of discontinued operations	-	-	-	5,288,675	5,288,675
Total liabilities	269,312	2,925	5,779,817	30,684,142	36,736,196
Series A preferred equity	-	-	-	2,745,000	2,745,000
Common equity	20,237,443	173,833	893,734	(28,804,590)	(7,499,580)
Non-controlling interest	-	-	(62,857)	(3,233,530)	(3,296,387)
Total equity (deficit)	20,237,443	173,833	830,877	(29,293,120)	(8,050,967)
Total liabilities and equity	$20,506,755	$176,758	$6,610,694	$1,391,022	$28,685,229

16. Subsequent Events

From October 1 to November 9, 2016, the Company sold Notes totaling $1,775,000 with a weighted average term of 29.3 months and bearing a weighted average interest rate of 13.20%.

On November 1, 2016, Aspirity Financial (the “Lender”) and Enterprises (the “Borrower”) executed Amendment No. 3 to the Term Loan Agreement (the “Amendment”).

Among other things, the Amendment revises certain definitions and incorporates a new amortization schedule for the Term Loan calling for fixed monthly payments of principal and interest (at a fixed annual rate of 15.12%) with a balloon payment on the maturity date as compared to the variable payment structure in place prior to the amendment. The principal amount of the loan was adjusted to $18,237,829 as of October 1, 2016, including $1,591,684 of accrued interest income and costs that were capitalized.

The Amendment also revises the accounting treatment of the mandatory prepayments owed the Lender as the result of the sale by the Borrower of REH, which closed on November 2, 2016, and further provides for certain additional optional prepayments by the Borrower. Pursuant to the Amendment, both the mandatory prepayments due to the REH sale and the optional prepayments provided for in the Amendment will be treated as “prepayments of installments” rather than as “prepayments of principal”. On November 4, 2016, the Company received $2,008,000 of prepayments.

The Amendment also specifies the conditions under which the Lender will release its security interest in the equity interests of the Borrower and provides for adjustments in certain of the covenants and agreements of the Borrower with respect to monthly reporting, minimum liquidity, liens, and defaults.

The Amendment provides that Mr. Krieger, the Company’s Chairman and controlling shareholder, will assist Aspirity Energy in obtaining certain surety bonds required by its geographic expansion plans and provides that the Company and its subsidiaries have no explicit obligation to lend funds to the Borrower, Mr. Krieger, or their affiliates, but that any such request will be considered based on the facts and circumstances existing at the time.

Item 2 - Management’s Discussion & Analysis of Financial Condition and Results of Operations

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

In 2015, we restructured. The Restructuring included the sale of two wholesale trading businesses and the Enterprises spin-off incorporating the three legacy business segments of wholesale trading, diversified investments, and the retail business operated by REH. As a result, while we are developing our new retail energy business through Aspirity Energy, we currently have limited operations and assets.

As we have previously disclosed, through the end of the first quarter of 2016, our financial results were consolidated with those of Enterprises. Enterprises is the parent company of REH, a company in the same business as us - the sale of electricity to retail customers. Accordingly, our financial results included revenues generated by REH through the end of the first quarter of 2016, which were significant. As we are no longer required to consolidate, our second and third quarter numbers include only our financial results and, consequently, period-to-period comparisons would not be comparable. We are a start-up company and our financial results reflect that status.

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

Since the sale of electricity is a regulated business, we can only market in areas where we have been licensed by the appropriate state authorities and have established electronic connections or “EDI compliance” with relevant investor-owned utilities to exchange customer usage and billing information. The regulatory compliance and EDI qualification processes we started in 2015 are on-going and have taken longer than we expected when planning for Aspirity Energy began about a year ago. As of November 11, 2016, we were members of ISO-NE and PJM, were licensed in the full choice jurisdictions of Illinois, Maryland, New York, Ohio, Pennsylvania, and Rhode Island, and were EDI compliant with nine utilities serving over 10 million residential accounts. By the end of 2017, our goal is to be able to market power to the approximately 32 million residential customers located in the service areas of 44 investor-owned utilities in 14 full choice jurisdictions.

Our market rollout plan as of November 11, 2016 is summarized in the table below.

Note that Q2 2017 in the table includes New York. While we intend to join NYISO, become a licensed energy service company in New York, and qualify to do business with the 6 IOUs serving the state’s 5.8 million residential accounts, we currently do not anticipate entering those markets due to regulatory uncertainty with respect to the contracts that may be sold there.

It is important to note that delays to this schedule may occur and such may have a material impact on our business.

Market Rollout Plan

Last updated November 11, 2016

	ISOs		States		EDI Ready IOU Service Areas		Accessable Customers (000s)
Period	Added during period	Available at end of period	Added during period	Available at end of period	Added during period	Available at end of period	Added during period	Available at end of period
YE 2015	1	1	3	3	-	-	-	-

Q1 2016	-	1	1	4	3	3	4,536	4,536
Q2 2016	-	1	1	5	3	6	3,923	8,459
Q3 2016	-	1	1	6	3	9	1,847	10,306
Q4 2016	2	3	2	8	6	15	2,794	13,100

Q1 2017	2	5	6	14	26	41	17,710	30,810
Q2 2017	-	5	-	14	8	49	7,212	38,022
Q3 2017	-	5	-	14	-	49	-	38,022
Q4 2017	-	5	-	14	-	49	-	38,022

Totals	5	--	14	--	49	--	38,022	--

We only began to acquire customers in January 2016 and as of September 30, 2016, we were providing electricity to 5,159 customers. We expect that by the end of 2016 more households will have enrolled with us. Not all of these accounts will be receiving electricity from us as of the end of the year due to the time lag between sign-up on day 1 and when they actually begin receiving electricity about day 30. There is additional time between the end of the customer’s first billing cycle with us on about day 60, billing on day 61, payment to the utility on or about day 81, and payment by the utility to us about day 90 or so. Once this start-up period has been completed, we expect to collect cash from a customer every 30 days or so. All payments go to a lockbox operated by our energy supplier, Exelon, with funds collected during a given month released to us during the first week of the next month.

During our start-up phase, the delay between signup and first cash collection puts stress on our cash flow. While our agreement with Exelon allows us to defer payment for energy sold, we are still required to pay our marketing vendors for the enrollees they sign, typically twice a month.

Despite the delays and difficulties we have encountered, which are not unusual for a start-up company, we believe that our marketing approach and the advantages of our power supply agreement with Exelon provide positive indications for our future development. Until our retail energy business has gained scale, we expect that our primary sources of cash flow will be Note sales and payments on the Term Loan received by Aspirity Financial from Enterprises, our first financial services customer.

Sales & Marketing

Our services are made available to customers under fixed price contracts as well as some that may provide for renewable energy percentages greater than state requirements. All contracts regardless of price, term, and renewable energy percentage are subject to standard terms and conditions as filed from time to time with state regulatory authorities.

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

The prices we offer customers are determined by us and are not subject to regulation. The terms we offer are also determined by us, and we develop such to align with regulatory requirements within each state where we do business. The electricity we sell is generally metered and delivered to our customers by local utilities. As such, we do not have a maintenance or service staff for customer locations. With certain limited exceptions, these utilities also provide customer billing and collection services on our behalf, generally under the utility consolidated billing structure.

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

To date, most of our customers have come from the outbound telemarketing and door-to-door channels. We are also re-designing our web site and in the fourth quarter of 2016, we expect to begin testing online paid search and direct mail.

The table below summarizes certain areas of our intended marketing and brand-building strategies:

Target Consumer	The Home CEO Each household has someone in charge of managing all the activities related to their home. While the role may be shared, it is largely a thankless task but still an important job that needs to be handled. Ideally we will reach un-switched Home CEO’s.

Relevant Insights	Fear of making a regrettable decision The Home CEO is bombarded with life-related events that have resulted in an overall stress level that makes them “fear making a bad decision,” such that they avoid making any decision. We believe this has contributed significantly to many potential customers NOT making an energy choice.

Key Selling Point	Aspirity simplifies choice This statement is what makes Aspirity better than the competition. We will use this simple, single-minded benefit to motivate customers to choose us over their current provider or other potential options.

Value Proposition	Aspirity turns the chaos of data into actionable information The ability to turn a chaos of data into useful information will take customers from a place of stress to one of calm. As a result, the fear of making decisions they may regret will diminish.

Point of Differentiation	Aspirity organizes complex issues simply Our 4-step approach turns information into knowledge:

●	Un-confuse – People cannot begin to learn something new if they are confused.

●	Organize – Eliminate irrelevant information, then organize the remainder.

●	Compare – Provide opportunities to test the impact of different factors; our goal is to help customers make their choice.

●	Choose – Making knowledgeable choices make one feel confident and minimizes fear.

Reason to Believe	Aspirity is significantly different than the competition Until our brand is more widely known, we will need to do two things to support the decision to choose Aspirity:

●	The user experience must be simple and intuitive – Our brand promises of Advocacy, Clarity, Information, Anticipation, Customization, and Transparency must be clear.

●	We will not be confusing or misleading – In contrast to the competition, we will avoid behaviors that don’t put customers first.

Brand Character	We serve our customers and always put them first Our customers must always feel that we put them first and are fully empathetic to their needs. We will use humility, enthusiasm, and intelligence to consistently anticipate customer needs.

Desired Consumer Response	Aspirity helps me make great decisions We will earn our customers respect and they will reward us with their loyalty and sincere testimonials like:

●	“Prior to Aspirity, decisions about my home were confusing, time-consuming, and very stressful to work through”.

●	“Aspirity simplifies complex problems into relevant learnings, clear trade-offs, and personalized plans to fit my needs”.

Energy Supply

The retail energy business involves the purchase of electricity in wholesale markets and the virtually simultaneous resale of such to retail customers. In general, ISOs require payment for energy purchased on a weekly or twice-weekly basis. In some markets, retailers are also required to buy capacity and certain ancillary services and pay for it every month. In all cases, retailers are required to provide market operators with financial assurance also known as collateral, typically in the form of cash or a letter of credit in an amount equal to 60 to 75 days’ worth of such purchases. However, retailers typically only receive payment from customers once a month. Consequently, a substantial amount of liquidity and capital may be required to both satisfy payables and carry receivables. We do not own any generation, transmission, or distribution facilities and utilize wholesale suppliers for our supply requirements and utilities for our transmission and distribution needs.

On March 30, 2016, we entered into a full requirements preferred supply agreement with Exelon to provide us with all the power and ancillary services we need to serve our customers for an initial term expiring on March 30, 2019. As of December 31, 2015, Exelon was the operator of the second largest generation fleet in the U.S. and its long-term S&P credit rating was BBB.

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

Exelon invoices us for all purchases under the agreement every month. The PSA also incorporates the ability for us to defer payment of all or a portion of these invoices based on certain financial criteria as defined in the agreement. With respect to the agreement, if Exelon fails to deliver or if we default and are unable to cure such, we would then be forced to pledge collateral and buy the required power from either an ISO or another wholesale supplier and the costs of such may be higher or lower than those embodied in the PSA.

Industry Background

By virtually any measure, the electric power industry in the U.S. is substantial. Per preliminary EIA data, in 2015, the industry sold 3,725 TWh (down 1.1% from 2014) for more than $368.1 billion (down 6.4%) to over 148.5 million residential, commercial, and industrial customers (up 0.8%) for an average price of 10.42 cents/kWh.

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

The investor-owned portion of the industry, including utilities, competitive retail energy providers, and non-utility generators, constitutes over 70% of the industry’s revenues, unit sales, and customers. Since the passage of the Public Utilities Regulatory Policy Act of 1978, the industry has been undergoing a massive restructuring process that has had particular impact on investor-owned utilities.

Since PURPA, the nation has moved from a system of vertically integrated monopolies providing retail service at state-determined, cost-based rates to one where the ownership of generation assets is no longer regulated and many the nation’s bulk power systems are operated under the supervision of the Federal Energy Regulatory Commission, an independent agency within the U.S. Department of Energy. Furthermore, while some states have restructured their markets such that individual consumers may choose their electricity supplier, most state public utility commissions continue to regulate their utilities under the traditional cost-based framework.

Today, wholesale prices are subject to a federal regulatory framework focused on ensuring fair competition and reliability of supply. At the state level, under the traditional system which most states continue to employ, a vertically integrated utility is responsible for serving all consumers in a defined territory and customers are obligated to pay the regulated rate for their class of service. However, in a state with a restructured or deregulated market, that is, one with retail choice, the generation, transmission, distribution, and retail marketing functions of the business are legally separated and pricing of energy is unbundled from delivery services to bring the benefits of competition to retail customers[1]. The regulated portions of these formerly vertically-integrated utilities, now generally known as EDCs or LDCs, are responsible for delivering power, billing consumers, and resolving any service issues, but customers can shop around and buy power from any licensed supplier or broker doing business in the state, hence “retail choice”.

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

5 - The power reaches transformers near homes and businesses which step the voltage down again to 120 or 240 volts

6 - The power generated nano-seconds ago gets to its destination

Restructuring created new business opportunities in an established industry. In general, there are two types of non-utility businesses participating in the deregulated retail energy marketing function in the U.S. today – brokers and suppliers – but each state licenses these businesses in a different way. For example, not every jurisdiction makes a broker/supplier distinction and some divide licenses based on potential customer categories such as “residential” or “non-residential” while other states divide their markets based on historical utility service territories and license an entity to only provide services in a specific area. Overall, as of January 2014, there were about 700 of these licensed retail energy businesses in the U.S.

1	Generally, only customers of investor-owned utilities are eligible to choose their electric supplier while those served by a municipal, cooperative, or other type of non-investor owned utility are ineligible. However, there are certain areas where customers of specific cooperatives and public utilities may have choice but these instances are rare.

Brokers, also known as aggregators, negotiate supply agreements between retail customers, typically large commercial or industrial entities, and wholesale suppliers. Brokers collect commissions from the supplier that wins a piece of business. Brokers do not bill customers directly and never take title to energy; they work for the customer. Their major expense is signing up new customers. As a result, brokers generally have relatively limited margins but high quality cash flows and comparatively small balance sheets.

Suppliers, also known as retail energy providers (each, a “REP”), energy service companies (each, an “ESCO”), competitive energy providers (each, a “CEP”), or the like depending upon the state, are also licensed to deal with retail customers. They have an up-stream supply arrangement which may include purchasing directly from an ISO like PJM or NYISO or bilaterally from large energy companies or independent power producers. In contrast to brokers, suppliers potentially have higher margins on the energy sold but require larger amounts of capital to acquire energy and carry receivables and payables for some period.

Today, years after Massachusetts and Rhode Island became the first states to effectively implement choice in 1998, 14 jurisdictions (13 states plus the District of Columbia) allow all residential, commercial, and industrial customers served by investor-owned utilities to choose their energy provider.

Per analysis of EIA data for states with restructured markets, on average between 2002 and 2014, energy and delivery costs accounted for about 67% and 33%, respectively, of the average retail electricity price. Of course, these percentages fluctuate from year to year and state to state, primarily due to wholesale energy market conditions, weather, and state rules.

Results of Operations

Three Months Ended September 30, 2016 & 2015

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For the Three Months Ended September 30,
Dollars in thousands; may not add due to rounding	2016		2015		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Retail energy services	$928	56.60%	$10,173	100.00%	(9,245)	-90.90%
Financial services (Note 13)	711	43.40%	-	0.00%	711	na
Net revenue	1,640	100.00%	10,173	100.00%	(8,534)	-83.90%

Costs of sales & services
Cost of retail electricity sold	745	45.50%	8,031	78.90%	(7,286)	-90.70%
Gross profit (loss)	894	54.50%	2,142	21.10%	(1,248)	-58.30%

Operating expenses
Sales, marketing, and customer service	1,065	65.00%	415	4.10%	650	156.80%
Other general & administrative	1,355	82.70%	2,073	20.40%	(718)	-34.60%
Total operating expenses	2,421	147.60%	2,488	24.50%	(67)	-2.70%
Operating income (loss)	(1,526)	-93.10%	(346)	-3.40%	(1,180)	340.90%

Other income (expense)
Interest expense	(1,069)	-65.20%	(332)	-3.30%	(736)	221.50%
Other income	0	0.00%	45	0.40%	(45)	-99.80%
Other income (expense), net	(1,069)	-65.20%	(287)	-2.80%	(782)	272.10%

Loss from continuing
operations before income taxes	(2,595)	-158.30%	(633)	-6.20%	(1,962)	309.70%
Income tax provision	-	0.00%	-	0.00%	-	na
Net loss from continuing operations	(2,595)	-158.30%	(633)	-6.20%	(1,962)	309.70%
Net loss from discontinued operations	-	0.00%	(130)	-1.30%	130	-100.00%
Net loss	(2,595)	-158.30%	(764)	-7.50%	(1,831)	239.80%
Net loss from non-controlling interest	-	0.00%	61	0.60%	(61)	-100.00%
Net loss attributable to Company	(2,595)	-158.30%	(824)	-8.10%	(1,771)	214.80%
Preferred distributions	137	8.40%	137	1.30%	-	0.00%
Net loss attributable to common	$(2,732)	-166.70%	$(962)	-9.50%	$(1,771)	184.20%

Revenue: For the three months ended September 30, 2016 and 2015, retail energy revenue was $928,000 and $10,173,000, respectively. For the 2016 quarter, this revenue was generated by Aspirity Energy only, while that for the 2015 period was produced solely by REH. The remainder of 2016’s third quarter revenue total revenue of $1,640,000 or $711,000, is financial services revenue (interest income) related to the Term Loan between the Company and Enterprises earned by Aspirity Financial. REH is no longer consolidated with the Company as of March 30, 2016.

The following table details key retail energy operating statistics for the periods indicated.

	For/At Three Months Ended September 30,
Key Retail Energy Operating Statistics (in units unless otherwise indicated)			Increase (decrease)
	2016	2015	Units	Percent
Aspirity
Retail electricity sales ($000s)	928	na	na	na
Unit sales (MWh)	11,849	na	na	na
Weighted average retail price (¢/kWh)	7.83	na	na	na
Customers receiving service, end of period	5,159	na	na	na

REH
Retail electricity sales ($000s)	na	10,173	na	na
Unit sales (MWh)	na	120,649	na	na
Weighted average retail price (¢/kWh)	na	8.43	na	na
Customers receiving service, end of period	na	34,980	na	na

Consolidated
Retail electricity sales ($000s)	928	10,173	(9,245)	-90.9%
Unit sales (MWh)	11,849	120,649	(108,800)	-90.2%
Weighted average retail price (¢/kWh)	7.83	8.43	(0.60)	-7.1%
Customers receiving service, end of period	5,159	34,980	(29,821)	-85.3%

Costs of retail electricity sold: In general, the Company’s costs of electricity sold include the cost of purchased power, EDC service fees, renewable energy certificates, bad debt expense, and hedge gains net of losses, if any. Wholesale electricity buyers are typically required to maintain cash deposits in separate accounts to meet vendors’ financial assurance requirements to purchase power which amount is included in “cash in trading accounts” or “cash in collateral accounts”.

Electricity buyers that do not use full requirements preferred supply agreements are exposed to volatility in the cost of energy acquired for sale to customers, and consequently, from time to time they may use derivatives to hedge or reduce this variability using hedge accounting guidance as permitted by GAAP. For example, under GAAP, certain derivatives contracts may be designated as cash flow hedges and the effective portion of any change in the derivative or hedging instrument’s fair value is recorded as other comprehensive income and deferred until the change in value of the hedged item is recognized in earnings. An entity’s risk management policies may also permit the use of undesignated derivatives as economic hedges. For an undesignated economic hedge, all changes in the derivative financial instrument’s fair value are recognized currently in revenues.

During the third quarter of 2016, Aspirity Energy purchased 11,849 MWh of electricity from Exelon for $745,000 for a weighted average cost of $62.91/MWh. Due to the deconsolidation of REH at the end of the first quarter of 2016, its results are not included in the third quarter of 2016.

In the comparable 2015 period, Aspirity Energy was not yet operational, but REH acquired 120,649 MWh in ISO-NE, PJM, and from certain other wholesale suppliers for $8,031,000 which resulted in a cost of $66.56/MWh. During the third quarter of 2015, REH hedged the cost of 58,720 MWh or 49% of the of electricity sold to retail customers. For the 2015 period, these designated hedges had the effect of decreasing the cost of retail electricity sold by $50,000.

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

During the three months ended September 30, 2016 and 2015, the Company spent $1,065,000 and $415,000, respectively on sales and marketing, with the increase driven primarily by Aspirity’s entry into new markets as well as a larger emphasis on marketing spend for the Aspirity business. During the third quarter of 2016, we also spent $335,000 on customer service.

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

For the third quarter of 2016, general and administrative expenses decreased by $718,000 to $1,355,000 compared to $2,073,000 for 2015, primarily due to Enterprises not being consolidated, which resulted in a lower headcount and overhead as the third quarter represents the Company’s operations only in 2016.

Other income (expense): In the third quarter of 2016, we recorded net other expense of $1,069,000 compared to net other expense of $287,000 in 2015.

Interest expense is the principal component of other expense and it increased by $736,000 to $1,069,000 for the period from $332,000 during the comparable 2015 period, primarily due to an increase in outstanding debt as well as a change in the intercompany interest allocation in Enterprises in 2015.

Discontinued operations: In the first quarter of 2016, the Company moved two segments, diversified investments and wholesale trading, into discontinued operations. Both segments are owned and operated by Enterprises. Due to the deconsolidation of Enterprises as of March 30, 2016, there was no income from discontinued operations in the third quarter of 2016, compared to a loss of $130,000 for the same quarter in 2015.

Preferred distributions: During the third quarters of both 2016 and 2015, we distributed $137,000 to our preferred unit holder.

Nine Months Ended September 30, 2016 & 2015

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For the Nine Months Ended September 30,
Dollars in thousands; may not add due to rounding	2016		2015		Increase (decrease)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenue
Retail energy services	$10,883	87.10%	$23,285	100.00%	$(12,402)	-53.30%
Financial services (Note 13)	1,613	12.90%	-	0.00%	1,613	na
Net revenue	12,496	100.00%	23,285	100.00%	(10,788)	-46.30%
Costs of sales & services
Cost of retail electricity sold	9,291	74.30%	20,350	87.40%	(11,060)	-54.30%
Gross profit (loss)	3,206	25.70%	2,934	12.60%	271	9.20%
Operating expenses
Sales, marketing, and customer service	3,504	28.00%	1,018	4.40%	2,486	244.30%
Other general & administrative	5,837	46.70%	6,241	26.80%	(404)	-6.50%
Total operating expenses	9,340	74.70%	7,258	31.20%	2,082	28.70%
Operating income (loss)	(6,135)	-49.10%	(4,324)	-18.60%	(1,811)	41.90%
Other income (expense)
Interest expense	(3,134)	-25.10%	(1,475)	-6.30%	(1,660)	112.50%
Other income	119	1.00%	129	0.60%	(10)	-7.60%
Other income (expense), net	(3,015)	-24.10%	(1,345)	-5.80%	(1,669)	124.10%
Income (loss) from continuing operations before income taxes	(9,150)	-73.20%	(5,670)	-24.30%	(3,480)	61.40%
Income tax provision	-	0.00%	-	0.00%	-	na
Net income (loss) from continuing operations	(9,150)	-73.20%	(5,670)	-24.30%	(3,480)	61.40%
Net income (loss) from discontinued operations	712	5.70%	2,923	12.60%	(2,211)	-75.60%
Net income (loss)	(8,437)	-67.50%	(2,747)	-11.80%	(5,691)	207.20%
Net income (loss) from non-controlling interest	(110)	-0.90%	61	0.30%	(170)	-280.90%
Net income (loss)
attributable to Company	(8,328)	-66.60%	(2,807)	-12.10%	(5,520)	196.60%
Preferred distributions	412	3.30%	412	1.80%	-	0.00%
Net income (loss) attributable to common	$(8,739)	-69.90%	$(3,219)	-13.80%	$(5,520)	171.50%

Revenue: For the nine months ended September 30, 2016 and 2015, net revenues were $12,496,000 and $23,285,000, respectively. Revenue in the first nine months of 2016 was produced by both Aspirity and REH, the results of which were consolidated through March 30, 2016, whereas that for the comparable period in 2015 was generated solely by REH. The 2016 total included $10,173,000 of retail energy sales which was generated by REH in the first quarter. The remainder of the 2016 revenue is interest income of $1,613,000 earned on the Term Loan. REH is no longer consolidated with the Company as of March 30, 2016.

The following table details key retail energy operating statistics for the periods indicated.

	For/At Nine Months Ended September 30,
Key Retail Energy Operating Statistics (in units unless otherwise indicated)			Increase (decrease)
	2016	2015	Units	Percent
Aspirity
Retail electricity sales ($000s)	1,299	na	na	na
Unit sales (MWh)	16,572	na	na	na
Weighted average retail price (¢/kWh)	7.84	na	na	na
Customers receiving service, end of period	5,159	na	na	na

REH
Retail electricity sales ($000s)	9,584	23,285	(13,701)	-58.8%
Unit sales (MWh)	115,092	268,797	(153,705)	-57.2%
Weighted average retail price (¢/kWh)	8.33	8.66	(0.33)	-3.8%
Customers receiving service, end of period	--	34,980	na	na

Consolidated
Retail electricity sales ($000s)	10,883	23,285	(12,402)	-53.3%
Unit sales (MWh)	131,664	268,797	(137,133)	-51.0%
Weighted average retail price (¢/kWh)	8.27	8.66	(0.40)	-4.6%
Customers receiving service, end of period	5,159	34,980	(29,821)	-85.3%

Costs of retail electricity sold: During the first nine months of 2016, Aspirity purchased electricity for sale to retail customers in PJM and from Exelon and in the 2016 and 2015 periods, REH acquired power in ISO-NE, PJM, and from certain other wholesale suppliers.

During the first nine months of 2016, the Company sold 131,644 MWh purchased for $9,291,000, resulting in a weighted average cost of $70.58/MWh, down from $20,350,000 spent on 268,797 MWh at a cost of $75.71/MWh in the third quarter of 2015. The reduction in cost is primarily due to the elimination of REH from the Company’s consolidated financial results after the first quarter of 2016.

REH did not hedge any power costs during the first nine months of 2016, but during the first nine months of 2015, it hedged the cost of 92,355 MWh or 34% of the electricity sold to retail customers. For the 2015 period, these designated hedges had the effect of increasing the cost of retail electricity sold by $861,000.

Sales, marketing, and customer service costs: During the first nine months of 2016 and 2015, we spent $3,504,000 and $1,018,000, respectively on sales and marketing, with the increase driven primarily by Aspirity’s entry into new markets and initiatives to establish the brand of the Company. REH utilized minimal marketing to gain new customers in 2015. During the first three quarters of 2016, we also spent $983,000 on customer service.

General and administrative expenses: For the first nine months of 2016, general and administrative expenses decreased by $404,000 to $5,837,000 compared to $6,241,000 for 2015, primarily due to expenses associated with REH such as trading tools and subscriptions in association with their hedging activities, partially offset by including general and administrative expenses for two companies through March 30, 2016.

Other income (expense): In the first nine months of 2016, we recorded net other expense of $3,015,000 compared to net other expense of $1,345,000 in 2015. As the principal component of other expense, interest expense increased by $1,660,000 to $3,134,000 for the year to date from $1,475,000 during the comparable 2015 period, primarily due to an increase in outstanding debt as well as a higher weighted average interest rate in 2016.

Discontinued operations: In the first quarter of 2016, the Company moved two segments, diversified investments and wholesale trading, into discontinued operations. Both segments are owned and operated by Enterprises. Discontinued operations contributed $712,000 of income to the net loss of the Company in the first nine months of 2016, compared to $2,923,000 of income for the same three quarters in 2015. This is primarily due to the profitable first nine months for wholesale trading in 2015.

Preferred distributions: During the first nine months of both 2016 and 2015, we distributed $412,000 to our preferred unit holder.

Liquidity, Capital Resources & Cash Flow

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has financed its operations to date principally through cash on hand, Note sales, and Term Loan receipts. For the nine months ended September 30, 2016, the Company on a consolidated basis reported a net loss of $8,437,000 and cash used for operations of $7,408,000. As of September 30, 2016, the Company had unrestricted cash, negative working capital, and total members’ deficit of $859,000, $6,664,000, and $12,344,000, respectively.

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

On July 1, 2015, as part of the Restructuring, Aspirity Financial entered into a Term Loan with Enterprises, pursuant to which the Company agreed to loan Enterprises an aggregate principal amount of $22,206,000 with a weighted average interest rate of 14.08% and a maturity date of December 30, 2019. Up until October 31, 2016, the cash flow required to service the Term Loan Notes (those that were outstanding as of June 30, 2015, including any renewals thereof) was directly tied to the monthly invoices sent by the Company to Enterprises.

On November 1, 2016, the Company and Enterprises executed Amendment No. 3 to the Term Loan Agreement. Among other things, the Amendment revises certain definitions and incorporates a new amortization schedule calling for fixed monthly payments of principal and interest at a fixed annual rate of 15.12% with a balloon payment on the maturity date. The principal amount of the loan was adjusted up to $18,238,000 to include $1,592,000 of accrued interest income and costs that were capitalized.

The Amendment also revises the accounting treatment of the mandatory prepayments owed the Company as the result of the sale by Enterprises of REH, which closed on November 2, 2016, and further provides for certain additional optional prepayments. Pursuant to the Amendment, both the mandatory prepayments due to the REH sale and the optional prepayments provided for in the Amendment will be treated as “prepayments of installments” rather than as “prepayments of principal”. Such mandatory and optional prepayments are expected to total at least $3,000,000 and may be as much as $4,000,000 between November 1, 2016 and January 31, 2017. On November 4, 2016, the Company received $2,008,000, consisting of $1,508,000 of mandatory and $500,000 of optional prepayments. The Amendment also specifies the conditions under which the Company will release its security interest in the equity interests of Enterprises and provides for adjustments to certain of the covenants and agreements of the borrower with respect to monthly reporting, minimum liquidity, permitted liens, and defaults.

The Amendment also provides that Mr. Krieger, the Company’s Chairman and controlling shareholder, will assist Aspirity Energy in obtaining certain surety bonds required by its geographic expansion plans and provides that the Company and its subsidiaries have no explicit obligation to lend funds to the Borrower, Mr. Krieger, or their affiliates, but that any such request will be considered based on the facts and circumstances existing at the time.

Prior to the time that Aspirity Energy is generating sustained positive cash flow from operations and profits, the Company will rely on the timely payment of the Term Loan and its ability to sell Notes to fund Note redemptions and operations. Enterprises’ ability to make timely payments on the Term Loan depends in part on the operations of its Legacy Businesses which were not profitable in 2015. In the event amounts owed to us are paid late or not paid, our ability to fund operations, sell new Notes, renew existing Notes, and redeem existing Notes will be negatively impacted.

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

The following table is presented as a measure of our liquidity and capital resources as of the dates indicated, including “Total liquid assets”, which is a non-GAAP measure:

	At
Dollars in thousands; may not add due to rounding	September 30, 2016		December 31, 2015		Increase (decrease)
	Dollars	Percent of total assets	Dollars	Percent of total assets	Dollars	Percent
Liquidity
Unrestricted cash	$859	4.50%	$1,371	4.80%	$(512)	-37.30%
Cash in trading accounts	-	0.00%	1,800	6.30%	(1,800)	-100.00%
Cash in collateral accounts	15	0.10%	246	0.90%	(231)	-93.90%
Accounts receivable	506	2.60%	3,558	12.40%	(3,052)	-85.80%
Total liquid assets	1,380	7.20%	6,975	24.30%	(5,596)	-80.20%
Prepaid expenses and other assets	44	0.20%	82	0.30%	(38)	-46.10%
Term Loan - current	7,541	39.10%	-	0.00%	7,541	na
Assets of discontinued operations - current	-	0.00%	11,084	38.60%	(11,084)	-100.00%
Total current assets	8,965	46.50%	18,142	63.20%	(9,176)	-50.60%
Other assets	10,325	53.50%	10,544	36.80%	(219)	-2.10%
Total assets	$19,290	100.00%	$28,685	100.00%	(9,395)	-32.80%

Capital Resources
Current debt	$11,244	58.30%	$11,333	39.50%	$(89)	-0.80%
Long term debt	16,005	83.00%	14,050	49.00%	1,955	13.90%
Total debt	27,249	141.30%	25,383	88.50%	1,866	7.40%
Preferred equity	2,745	14.20%	2,745	9.60%	-	0.00%
Common equity	(15,089)	-78.20%	(7,500)	-26.10%	(7,589)	101.20%
Non-controlling interest	-	0.00%	(3,296)	-11.50%	3,296	-100.00%
Total equity	(12,344)	-64.00%	(8,051)	-28.10%	(4,293)	53.30%
Total capitalization	$14,905	77.30%	$17,332	60.40%	$(2,427)	-14.00%

For income tax purposes, we are taxed as a partnership which means that we do not pay any income taxes. Our income or loss for each year is allocated among holders of our common units who are then personally responsible for the tax liability associated with such income. Our Operating Agreement provides for distributions of cash to members based upon their respective ownership interests in the amount necessary to permit the member who is in the highest income tax bracket to pay all state and federal taxes on our net income allocated to such member.

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

The Company regularly evaluates sources of debt financing other than the Notes and additional equity capital to meet its funding needs. However, there can be no assurance that these efforts will prove to be successful.

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2016 and 2015 as derived from the statements of cash flows included in this Form 10-Q.

	For the Nine Months Ended September 30,
Dollars in thousands; may not add due to rounding			Increase (decrease)
	2016	2015	Dollars	Percent
Net cash provided by (used in)
Operating activities	$(7,408)	$(5,723)	$(1,685)	29.4%
Investing activities	2,872	(304)	3,176	-1044.9%
Financing activities	3,957	5,873	(1,916)	-32.6%
Net cash flow, continuing operations	(579)	(155)	(425)	274.6%
Net cash flow, discontinued operations	481	(557)	1,038	86.4%
Net cash flow	(98)	(711)	613	-86.2%
Effect of exchange rate changes on cash	87	660	(574)	-86.8%

Unrestricted cash
Beginning of period	2,331	2,397	(66)	-2.7%
Adjustment for deconsolidation	(1,461)	-	(1,461)	na
End of period	$859	$2,346	$(1,487)	-63.4%

Continuing operations for the nine months ended September 30, 2016 used $7,408,000 of cash for operating activities. The largest uses were the net loss of $8,437,000, an increase in accounts receivable of $1,344,000, and an increase in accrued revenue of $429,000 while the largest source of cash was an increase in accounts payable of $1,510,000. The net loss for the period was primarily driven by customer acquisition costs of $3,162,000, general and administrative expenses of $5,837,000, and interest expense of $3,134,000. During the first three quarters of 2016, we generated $2,872,000 of cash from investing activities, principally due to proceeds from the Term Loan, and $3,957,000 of cash from financing activity, principally due to sales of Notes, net of redemptions and distributions of $412,000 paid to the holder of our preferred units. Overall, for the first nine months of 2016, net cash flow used in continuing operations totaled $578,000, largely offset by net cash flow provided by discontinued operations of $481,000. At September 30, 2016, our cash totaled $860,000 and our debt totaled $27,249,000 compared to $25,383,000 as of as of December 31, 2015.

Continuing operations for the nine months ended September 30, 2015 used $5,723,000 of cash for operating activities. The largest uses were the net loss of $2,747,000 and an increase in accounts receivable of $2,698,000, while the largest sources of cash were increases in accounts payable of $976,000 and accrued expenses of $1,044,000. During the first three quarters of 2016, we used $304,000 of cash for investing activities, and generated $5,873,000 of cash from financing activity, principally due to borrowings under the REH revolver, sales of Notes net of redemptions, and distributions of $412,000 paid to the holder of our preferred units. Overall, for the first nine months of 2015, net cash flow used in continuing operations totaled $154,000, while that from discontinued operations used $557,000. At September 30, 2015, our cash totaled $2,347,000 and our debt totaled $25,383,000 compared to $19,288,000 as of as of December 31, 2014.

Financing

Exelon

On March 30, 2016, we entered into a full requirements preferred supply agreement with Exelon to provide us with all the power and ancillary services we need to serve our customers for an initial term expiring on March 30, 2019.

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

In addition to eliminating commodity price and volumetric risk, the PSA also incorporates the ability for us to defer payment of all or a portion of Exelon’s invoices to us based on certain criteria as defined in the agreement, including an asset pledge and certain financial covenants. The criteria used to determine the amount of deferral are not limited to, but include the amount of receivables, both billed and unbilled, as well as a portion of the forward value of customer contracts. As of September 30, 2016, we have deferred $857,000 of payments to Exelon.

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

For the first nine months ended September 30, 2016 and 2015, we incurred $1,139,000 and $1,103,000, respectively, of offering-related expenses, including marketing and certain printing expenses, legal and accounting fees, filing fees, and trustee fees but excluding amounts capitalized as deferred financing costs and amortized as Notes are sold. Deferred financing cost amortization totaled $22,000 and $94,000 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, net deferred financing costs related to the Notes totaled $498,000.

From the effective date of May 10, 2012 through September 30, 2016, we issued a total of $57,835,000 of Notes, of which $37,430,000 were initial sales for cash and $20,405,000 were renewals for which we did not receive any additional proceeds, and we redeemed $9,687,000 for a net principal outstanding as of September 30, 2016 of $27,743,000.

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

Non-GAAP financial measures utilized by the Company include “total liquid assets”. The most comparable GAAP measure is total current assets. The Company’s management believes that this non-GAAP financial measure provides useful information to investors and enable investors and analysts to more accurately compare the Company’s ongoing financial performance over the periods presented since the Company uses its liquid assets to fund ongoing operations.

Critical Accounting Policies & Estimates

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

Discontinued Operations

ASU 2014-08 provided an update to ASC 205 when determining if a component of a business should be accounted for as a discontinued operation, with the primary consideration being whether the disposal represented a strategic shift that has or will have a major effect on an entity’s operations and financial results.

For the Company, each of the three segments of Enterprises was evaluated individually. It was concluded that the results of all three segments have a major effect on the entity’s operations given their size and fact that they are separate reportable segments. However, it was determined that the disposal of wholesale trading and diversified investments would represent a strategic shift for the Company. Therefore, wholesale trading and diversified investments are reported as discontinued operations up to and as of December 31, 2015, while the retail energy services business of REH was accounted for in continuing operations up to and until March 30, 2016. Thereafter, no part of Enterprises’ business is consolidated with the Company.

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

Unit Based Compensation

The Company used a discounted cash flow model to value the units granted in the third quarter of 2016. This model includes highly subjective inputs including cost of capital and growth projections. The Company used the discounted cash flow model due to limited operations of the Company as well as the lack of publicly traded equity.

Item 3 - Quantitative & Qualitative Disclosures about Market Risk

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

Interest Rate Risk

As of September 30, 2016, and December 31, 2015, we had $0 and $3,101,000 of variable rate debt outstanding. The interest rates charged on such are based in part on changes in certain market indices plus a credit margin, but are subject to “floors”, which may have the effect of converting variable rates to fixed rates and such was the case at December 31, 2015. Consequently, at December 31, 2015, we had no variable rate debt, although in the future we may be exposed to fluctuations in interest rates. Exposures to interest rate fluctuations may be mitigated by derivative contracts known as interest rate swaps, caps, collars, and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when considering the combination of the variable rate debt and the interest rate derivative instrument.

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

In our financial services business, we are exposed to the credit risk represented by the Enterprises Term Loan. The agreement governing the loan includes certain provisions and covenants that allow us to monitor this risk monthly.

Furthermore, economic and market conditions may affect the willingness and ability of our retail customers and Enterprises to pay their bills in a timely manner, which could lead to an increase in bad debt expense above and beyond the allowance for uncollectible accounts charged to us by utilities and any bad debt provision we may make directly.

Item 4 - Controls & Procedures

Disclosure Controls & Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of September 30, 2016 due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

The Company concluded that its internal control over financial reporting was not effective due to the material weaknesses previously disclosed in Management’s Report on Internal Control Over Financial Reporting (As Revised) in Item 9A of our Form 10-K/A, for the year ended December 31, 2015, dated May 23, 2016. The Company’s internal control regarding the reliability of financial reporting and the preparation of financial statements for external purposes was not designed or operating effectively to produce timely and accurate financial statements. A misstatement related to the classification of non-controlling interest within the members’ equity section of the balance sheet occurred due to this material weakness. Additionally, management’s control related to the preparation and review of estimates of fair value of investments in convertible notes securities failed to identify a material impairment for the year ended December 31, 2015. The control did not operate effectively to evaluate the fair value of investments and ensure there was supportable evidence to substantiate key valuation assumptions. In addition, as disclosed in our Form 10-Q for the period ended March 31, 2016, dated June 9, 2016, the Company concluded that its internal control over financial reporting was not effective due to a material weakness in the design and operating effectiveness of accounting for the issuance of units in the Company’s equity. The material weaknesses included above have not been remediated as of September 30, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses, management believes the interim consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the US.

Changes in Internal Control over Financial Reporting

There no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the material weaknesses discussed above.

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

Part II – Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

The risks and uncertainties described below and in this Form 10-Q under the heading “Forward-Looking Statements” located on page 8, “Item 1A – Risk Factors” of our 2015 Forms 10-K/A and 10-K, and the “Risk Factors” section beginning on page 10 of our Form S-1 are not the only risks facing our Company.

Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition, or results of operations could suffer if the risks set forth are realized.

We may not be able to expand geographically as quickly as planned.

Our marketing efforts depend on obtaining licenses from state regulatory authorities and becoming qualified by relevant investor-owned utilities in the geographic areas in which we plan to target customers. To date, these efforts have taken substantially more time than expected. We may incur further delays, which will significantly hinder our marketing efforts and prevent us from reaching our goal for enrollees.

Although we expect most of these pre-market processes and procedures to be completed by the end of the first quarter of 2017, there can be no assurance that we will be able to achieve all the arrangements we seek on a timely basis or at all or at an acceptable cost. Consequently, we may not be able to offer service in all our target markets and failure to do so will adversely affect our ability to grow our business. Loss of licenses or failure to maintain EDI compliance could cause a negative impact on our results of operations, financial condition, and cash flow.

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

Due to our recent restructuring, our primary sources of cash flow are payments from Enterprises on the Term Loan and sales of Notes.

Aspirity Energy and Aspirity Financial are start-up companies in the retail energy and financial services industries, respectively. While revenues from Aspirity Energy are expected to continue to increase throughout the remainder of the year as customers are signed up, overall we do not expect such to be significant until 2017. Further, the Company does not expect to report positive cash flow from operations or profitability on a regular basis until the last part of 2017 at the earliest. Prior to that time, the Company will rely on the timely payment of the Term Loan and its ability to sell Notes to fund Note redemptions and operations. Enterprises’ ability to make timely payments on the Term Loan depends in part on the operations of its Legacy Businesses which were not profitable in 2015. In the event amounts owed to us are paid late or not paid, our ability to fund operations, sell new Notes, renew existing Notes, and redeem existing Notes will be negatively impacted.

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

The Company regularly evaluates sources of debt financing other than the Notes and additional equity capital to meet its funding needs. However, there can be no assurance that these efforts will prove to be successful.

We need substantial liquidity to operate our business.

Historically, we have funded our operations through borrowings from related and unrelated parties and internally generated cash flows. Beginning in May 2012, we began a direct public offering of our Notes. From the effective date of May 10, 2012 through September 30, 2016, we issued a total of $52,460,000 of Notes, of which $34,532,000 were initial sales for cash and $17,928,000 were renewals for which we did not receive any additional proceeds, and we redeemed $8,275,000 for a net principal outstanding as of September 30, 2016 of $26,257,000. The Notes Offering supplies us with liquidity to operate. However, we may not be able to obtain sufficient funding for our future operations from such source to provide us with necessary liquidity. Difficulty in obtaining adequate credit and liquidity on commercially reasonable terms may adversely affect our business, prospects, and financial condition.

We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective which could adversely affect our ability to accurately report our financial results.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our internal controls. Because of deficiencies related to financial reporting of and the accounting for non-routine or complex transactions, we concluded that as of September 30, 2016, our disclosure controls and procedures were not effective. Until we have been able to test the operating effectiveness of our remediated internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our ability to comply with applicable financial reporting requirements. If that were to occur, purchasers of our Notes could be using inaccurate financial information with which to make their investment decision.

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

Item 2 - Unregistered Sales of Equity Securities & Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated November 14, 2011, as amended December 20, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-1 filed February 10, 2012)
3.1(i)	Articles of Organization (incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-1 filed February 10, 2012)
3.1(ii)	Form of Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1(ii) to the Registrant’s Form 10-K filed April 15, 2016)
4.1	First Supplemental Indenture (incorporated by reference to Exhibit 4.1 to Registrant’s Form S-1/A filed September 16, 2015)
4.2	Form of Indenture (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1/A filed March 30, 2012)
4.3	Form of Note Confirmation (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-1/A filed September 16, 2015)
4.4	Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-1/A filed September 16, 2015)
4.5	Paying Agent Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-1/A filed March 30, 2012)
10.1	Form of Amended and Restated Outsourcing Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1/A filed September 16, 2015)
10.2	Term Loan Agreement between Aspirity Financial and Enterprises (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1/A filed September 16, 2015), as amended by Amendment No. 1 to Term Loan Agreement dated November 1, 2015 and Amendment No. 2 dated January 27, 2016 (both incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed April 15, 2016), and as further amended by Amendment No. 3 to Term Loan Agreement dated November 1, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 4, 2016).
10.3	Employment Agreement between the Company and Mark A. Cohn (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed January 6, 2016)
10.4	Employment Agreement between the Company and Wiley H. Sharp III (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed January 6, 2016)
10.5	Employment Agreement between the Company and Scott C. Lutz (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed January 6, 2016)
10.6	Springing Equity Pledge Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1/A filed September 16, 2015)

Exhibit Number	Description
10.7	Secured Promissory Note given by Enterprises to Aspirity Financial (incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-1/A filed September 16, 2015)
10.8	Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 filed February 10, 2012)
10.9	Office Sublease Agreement, dated June 1, 2015 between the Company and Bell State Bank & Trust (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed July 20, 2015)
10.10	Guaranty Agreement dated March 30, 2016 by and between the Company and Exelon Generation Company, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed April 15, 2016)
10.11	Pledge Agreement dated March 30, 2016 by and between the Company and Exelon Generation Company, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed April 15, 2016)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ASPIRITY HOLDINGS, LLC

By:
Dated: November 14, 2016		Scott C. Lutz
President and Chief Executive Officer (principal executive officer)

By:
Dated: November 14, 2016		Wiley H. Sharp III
Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

This page left blank intentionally.

ASPIRITY HOLDINGS LLC

QUARTERLY REPORT

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2016

62