Form 10-Q/A
period 2016-09-30
ASPIRITY HOLDINGS LLC
filed 2016-11-17
CIK 1541354

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being provided for the sole purpose of including conformed signature pages for the signature page and certifications inadvertently omitted from our Form 10-Q for the period ending September 30, 2016, as filed on November 14, 2016. No other changes have been made to the Form 10-Q.

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

ASPIRITY HOLDINGS, LLC

	By:	/s/ Scott C. Lutz
Dated: November 17, 2016		Scott C. Lutz
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Wiley H. Sharp III
Dated: November 17, 2016		Wiley H. Sharp III
Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

This page left blank intentionally.

ASPIRITY HOLDINGS LLC

QUARTERLY REPORT

FORM 10-Q/A

Amendment No. 1

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2016

62