Form 10-K
period 2016-12-31
ASPIRITY HOLDINGS LLC
filed 2017-04-28
CIK 1541354

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

iii

Part I

Item 1 - Business

Definitions

Terms Specific to the Company
Abbreviation or acronym	Definition
Aspirity or the Company	Aspirity Holdings, LLC and its subsidiaries, formerly known as Twin Cities Power Holdings, LLC or “TCPH”

Aspirity Energy	Aspirity Energy, LLC, a first-tier subsidiary of Aspirity

AES	Aspirity Energy South, LLC, a first-tier subsidiary of Aspirity Energy and a second-tier subsidiary of the Company

Aspirity Financial	Aspirity Financial, LLC, a first-tier subsidiary of Aspirity

Enterprises	Krieger Enterprises, LLC, a former first-tier subsidiary of Aspirity, the equity interests of which were distributed to the then members of the Company effective November 1, 2015

Apollo	Apollo Energy Services, LLC, a former first-tier subsidiary of the Company, then a first-tier subsidiary of Enterprises

REH	Retail Energy Holdings, LLC, a former first-tier subsidiary of the Company, then a first-tier subsidiary of Enterprises. On November 2, 2016, Enterprises sold 100% of the equity interests of REH to Genie Retail Energy, a division of Genie Energy Ltd. (GNE - NYSE) for cash

Distribution; Spinoff	The distribution of 100% of the equity of Enterprises to the then members of Aspirity – Timothy S. Krieger and Summer Enterprises, LLC. The date of the Distribution, also known as the “Spinoff”, is the date that the registration statement was declared effective by the SEC (November 12, 2015); for tax and accounting purposes, November 1, 2015.

Exelon; PSA	Exelon Generation Company, LLC, a Pennsylvania limited liability company and wholly-owned subsidiary of Exelon Corporation. Exelon is the operator of the second largest electricity generation fleet in the U.S. On March 30, 2016, Exelon and Aspirity Energy entered into a 3 year, full requirements preferred supply agreement (“PSA”).

Legacy Businesses	The wholesale energy trading, real estate investments, investments in private companies, and legacy retail energy business operated by Enterprises, a former first-tier subsidiary of the Company.

Notes; Notes Offering	The Company’s Renewable Unsecured Subordinated Notes issued pursuant to its ongoing “Notes Offering” or the direct public offering of the Company’s Notes pursuant to Registration Statements on Form S-1

Operating Agreement	Aspirity’s Amended and Restated Operating Agreement dated March 30, 2016, as amended

Restructuring	The restructuring of the Company that was approved by the Board on May 27, 2015 and that effected the legal separation of the Legacy Businesses from the Company

Terms Specific to the Company
Abbreviation or acronym	Definition
S-1; Old and New	The Company’s Registration Statements on Form S-1. The statement declared effective by the SEC on November 12, 2015 is defined as the “New S-1”, while that declared effective on May 10, 2012 is defined as the “Old S-1”

Term Loan	Term Loan Agreement between Aspirity Financial as lender and Enterprises as borrower dated July 1, 2015, as amended on November 1, 2015, January 27, 2016, and November 1, 2016. Pursuant to the Term Loan, Enterprises borrowed $22,206,000 from Aspirity Financial with final maturity date of December 30, 2019

Term Loan Notes	Each of the Company’s Notes outstanding as of June 30, 2015, including any renewals thereof

Industry Terms
Abbreviation or acronym	Definition
Btu; therm; MMBtu	A “Btu” or British thermal unit is a measure of thermal energy or the amount of heat needed to raise the temperature of one pound of water from 39°F to 40°F. A “therm” is one hundred thousand Btu. One “MMBtu” is one million Btu

EDC; LDC	“Electric distribution company” or “energy distribution company”; may also be known as a “local distribution company”; see also “electric utility”

EDI compliant	For a licensed competitive electricity supplier to sell to, bill, and collect from retail customers within a given utility’s service territory, it must establish an electronic connection or become “EDI compliant” with such utility

EIA	Energy Information Administration, an independent agency within the U.S. Department of Energy

Electric utility; IOU; muni; POU, co-op	A corporation, person, agency, authority, or other legal entity or instrumentality aligned with distribution facilities for delivery of electric energy for use primarily by the public such as investor-owned utilities (“IOUs”), municipally-owned utilities (“munis”), utilities owned by states or political subdivisions thereof (“POUs”), federal utilities, and rural electric cooperatives (“co-ops”). A few entities that are tariff based and corporately aligned with companies that own distribution facilities are also included

Electric supplier

A natural person or legal entity licensed by a governmental authority to sell electricity on a competitive basis within its jurisdiction; depending upon the jurisdiction may also be known as an Alternative Retail Electric Supplier (“ARES”), Competitive Electricity Provider (“CEP”), Competitive Retail Electric Service Provider (“CRES”), Electric Generation Supplier (“EGS”), Energy Service Company (“ESCO”), Generation and Transmission Supplier (“G&T Supplier”), Non-regulated Power Producer (“NPP”), Retail Electric Provider (“REP”), Retail Electric Supplier (“RES”), or Third Party Supplier (“TPS”)

Industry Terms
Abbreviation or acronym	Definition
ERCOT	Electric Reliability Council of Texas, an ISO managing 85% of the electric Load of Texas and subject to oversight by the Public Utility Commission of Texas and the Texas Legislature but not FERC

FERC; DOE	Federal Energy Regulatory Commission, an independent regulatory agency within the U.S. Department of Energy (“DOE”)

ISO; RTO	Independent System Operator, a non-profit organization formed at the direction or recommendation of FERC that coordinates, controls, and monitors the operation of a bulk electric power system, usually within a single U.S. state, but sometimes encompassing multiple states. A Regional Transmission Organization (“RTO”) typically performs the same functions as an ISO, but covers a larger area. ISOs and RTOs may also operate centrally cleared wholesale markets for electric power quoted on both a “real-time” and “day ahead” basis.

ISO-NE	ISO New England Inc., an RTO serving Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont

MISO	Midcontinent Independent System Operator, Inc., (formerly the Midwest Independent Transmission System Operator, Inc.), an RTO serving all or part of Arkansas, Illinois, Indiana, Iowa, Louisiana, Manitoba, Michigan, Minnesota, Mississippi, Missouri, Montana, North Dakota, South Dakota, Texas, and Wisconsin

NYISO	New York Independent System Operator, an ISO serving New York state

PJM	PJM Interconnection, a RTO serving all or part of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, and the District of Columbia.

POR; non-POR	All states with restructured retail markets have implemented laws and regulations with respect to permitted billing, credit, and collections practices. Some of these states require an EDC billing customers in their service territory on behalf of suppliers operating there to purchase the receivables generated as a result of energy sales, generally at a modest discount to reflect bad debt experience. These states are known as “purchase of receivables” or “POR” jurisdictions while those without this provision are known as “non-POR” areas.

PURPA	Public Utilities Regulatory Policy Act of 1978

RECs	“Renewable energy certificates” represent the property rights to the environmental, social, and other non-power qualities of renewable electricity generation and can be sold separately from the underlying physical electricity. As renewable generators produce electricity, they create one REC per megawatt-hour. If the physical electricity and the associated RECs are sold to separate buyers, the electricity is no longer considered “renewable” or “green” as the REC is what conveys the attributes and benefits of the renewable electricity, not the electricity itself

Finance & Accounting Terms
Abbreviation or acronym	Definition
ASC	Accounting Standards Codification

ASU	Accounting Standards Update

CFTC	Commodity Futures Trading Commission, an independent agency of the United States government with primary responsibility for regulating futures and options markets

FASB	Financial Accounting Standards Board

GAAP	Generally accepted accounting principles in the United States

SEC	U.S. Securities and Exchange Commission, an independent agency of the United States government with primary responsibility for enforcing federal securities laws and regulating the securities industry and stock exchanges

Company Overview

Aspirity is a holding company that conducts its operations principally through wholly-owned subsidiaries. Our roots go back to 2005 and in 2015 we restructured. This restructuring included the sale of a subsidiary and the spinoff of Enterprises and its legacy business segments of wholesale trading, diversified investments, and the retail business operated by REH.

Today, we have two first-tier operating subsidiaries - Aspirity Energy in retail energy services and Aspirity Financial which provides energy-related financial services to businesses and households. Even though the Company has existed since 2005, since the restructuring in 2015 the Company has operated as a start-up and our financial results for 2015 and 2016 reflect that status.

Industry Background

By virtually any measure, the electric power industry in the U.S. is substantial. Per preliminary EIA data released on February 24, 2017 in the Electric Power Monthly, in 2016, the industry sold 3,710 TWh (down 1.3% from 3,759 TWh in 2015) for more than $381.4 billion (down 2.5% from $391.3 billion) to over 150.0 million residential, commercial, and industrial customers (up 0.7% from 149.8 million) for an average price of 10.28 cents/kWh, down 1.2% from 10.41 cents/kWh in 2015.

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

Today, the industry includes any entity producing, distributing, trading, or selling electricity. Power marketers and retail energy providers do not own any generation, transmission, or distribution assets, but buy and sell in wholesale and retail markets. Finally, participants in wholesale power markets include investment banks, hedge funds, private equity firms, and proprietary traders.

Net Summer Capacity in Gigawatts of U.S. Utility Scale Generating Units by Technology
	At		Year-to-year change
Technology	Dec 2016	Dec 2015	Units	Percent

Renewable sources	199.4	182.5	16.9	9.2%
Fossil fuels	755.9	758.5	(2.6)	-0.3%
Hydroelectric pumped storage	22.7	22.6	0.1	0.4%
Other energy storage	0.6	0.3	0.2	74.7%
Nuclear	99.3	98.7	0.6	0.7%
All other sources	1.5	1.5	0.0	1.6%

All sources	1,079.4	1,064.1	15.3	1.4%

Source: EIA, Electric Power Monthly, published February 24, 2017.

Physically, the nation’s power system includes generation, transmission, and distribution systems. Participants in the generation segment include investor-owned, publicly-owned, cooperative, and federal utilities, and non-utility power producers, including independent power producers and commercial and industrial entities that operate co-generation facilities. As of the end of 2016, the net summer capacity of the nation’s utility-scale generating units was 1,079.4 GW, up 1.4% from December 31, 2015. In addition to generation, the nation’s bulk power system also includes about 200,000 miles of high-voltage (over 144kV) transmission lines. The retail distribution network includes substations, wires, poles, metering, billing, and related support systems.

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

Since PURPA, the nation has moved from a system of vertically integrated monopolies providing retail service at state-determined, cost-based rates to one where the ownership of generation assets is no longer regulated and many of the nation’s bulk power systems are operated under the supervision of FERC, an independent agency within the DOE. Furthermore, while some states have restructured their markets such that individual consumers may choose their electricity supplier, most state public utility commissions continue to regulate their utilities under the traditional cost-based framework.

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

However, in a state with a restructured or deregulated market, the generation, transmission, distribution, and retail marketing functions of the industry are legally separated and pricing of energy is unbundled from delivery services to bring the benefits of competition to retail customers. The regulated portions of these formerly vertically-integrated utilities, now generally known as EDCs or LDCs, are responsible for delivering power, billing consumers, and resolving any service issues, but customers can shop around and buy power from any licensed supplier or broker doing business in the state, hence retail choice.

Today, years after Massachusetts and Rhode Island became the first states to effectively implement choice in 1998, 14 full choice jurisdictions - 13 states plus the District of Columbia - allow all residential, commercial, and industrial customers served by investor-owned utilities to choose their energy provider. Generally, only customers of IOUs are eligible to choose their electric supplier while those served by a municipal, cooperative, or other type of non-investor owned utility are ineligible. However, there are certain areas where customers of specific cooperatives and public utilities may have choice but these instances are rare.

Per analysis of EIA data for states with restructured markets, on average between 2002 and 2014, energy and delivery costs accounted for about 67% and 33%, respectively, of the average retail electricity price. Of course, these percentages fluctuate from year to year and state to state, primarily due to wholesale energy market conditions, weather, and state rules.

In any case, restructuring created new business opportunities in an established industry. In general, there are two types of non-utility businesses participating in the deregulated retail energy marketing function in the U.S. today – brokers and suppliers – but each state licenses these businesses in a different way. For example, not every jurisdiction makes a broker/supplier distinction and some divide licenses based on potential customer categories such as “residential” or “non-residential” while other states divide their markets based on historical utility service territories and license an entity to only provide services in a specific area. Overall, as of January 2014, there were about 700 of these licensed retail energy businesses in the U.S.

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

Competitive electric suppliers, also known as REPs, ESCOs, ARES, or the like depending upon the state, are also licensed to deal with retail customers. They have an up-stream supply arrangement which may include purchasing directly from an ISO like ERCOT, MISO, PJM, or NYISO or bilaterally from large energy companies or independent power producers. In contrast to brokers, suppliers potentially have higher margins on the energy sold but require larger amounts of capital to acquire energy and carry receivables and payables for some period.

Key Strategies

It is important to note that while we and REH, a former wholly-owned subsidiary of Enterprises sold on November 2, 2016, both compete in the same industry, Aspirity Energy was formed to pursue different supply and marketing strategies than those employed by REH.

For example, with respect to supply, Aspirity has chosen to procure the energy required by its customers using a “full requirements” preferred supply agreement that while costing slightly more, eliminates volumetric, commodity price, and liquidity risks. REH buys the energy it needs using a cash-intensive, trading-centric model that results in relatively unpredictable costs.

With respect to marketing, Aspirity offers only long term, fixed rate electricity contracts and ultimately intends to offer other energy and home management related goods and services as well, hence our slogan, Power + More, with the goal of building a brand characterized by long term relationships. These long-term relationships will be fostered by offering products and services other than just electricity – hence the ‘+ More’ of our slogan. Certain products and services are currently being vetted and we expect to begin offering some in 2017. Further, Aspirity goes to market via multiple offline and online channels such as door-to-door, outbound telemarketing, paid search, and direct mail. In contrast, REH offers principally shorter term contracts and competes primarily on price. It offers its services almost exclusively online via state-run comparison shopping engines in 8 states.

Since the sale of electricity is a regulated business, we can only market in jurisdictions where we are licensed by appropriate authorities and have established electronic connections or “EDI compliance” with relevant utilities to exchange customer usage and billing information. Our goal is to become licensed in all full choice jurisdictions and become EDI compliant with the larger IOUs in such areas. When this “market portfolio” is available to us, we may quickly shift our marketing resources and budget from area to area based on which opportunities are most attractive.

Like most startups, we have experienced both success and challenges to date. While we began to acquire customers in January 2016, we have also experienced delays versus our original timetable, principally in obtaining licenses and structuring our online presence. In addition, our former CEO left us in July 2016 for health reasons.

In any case, as of December 31, 2016, we held market-based rate authority from FERC, were members of the ISO-NE and PJM wholesale electricity markets, were licensed to serve retail customers in Illinois, Maryland, New York, Ohio, Pennsylvania, and Rhode Island, had established electronic connections with 9 IOUs serving over 10 million residential accounts, and were providing electricity to over 7,000 households.

By the end of 2017, our goal is to be able to market power to the approximately 32 million residential customers located in the service areas of 40 or so IOUs in all 14 full choice jurisdictions.

Our market rollout plan as of March 23, 2017 is summarized in the table below. Note that delays to this schedule may occur and such may have a material impact on our business. Further, the table includes New York. While we intend to join NYISO and qualify to do business with the 6 IOUs serving the state’s 5.8 million residential accounts, we currently do not anticipate entering those markets due to regulatory uncertainty with respect to the contracts that may be sold there.

Aspirity Energy

Market Rollout Plan by Quarter

Last updated March 23, 2017

	ISOs		States		EDI Ready IOU Service Areas		Accessable Customers (000s)
Period	Added during period	Available at end of period	Added during period	Available at end of period	Added during period	Available at end of period	Added during period	Available at end of period

Q4 2015	1	1	2	2	0	0	0	0

Q1 2016	0	1	1	3	3	3	4,537	4,537
Q2 2016	1	2	1	4	3	3	3,924	8,461
Q3 2016	0	2	2	6	3	3	1,848	10,308
Q4 2016	1	3	0	6	4	4	2,028	12,337

Q1 2017	0	3	2	8	1	1	528	12,864
Q2 2017	1	4	4	12	15	15	11,358	24,222
Q3 2017	0	4	0	12	5	5	5,959	30,181
Q4 2017	0	4	0	12	0	0	0	30,181

Totals	4	—	12	—	34	—	30,181	—

Despite the challenges we have encountered, which are not unusual for a start-up company, we believe that our marketing approach and the advantages of our power supply agreement with Exelon provide positive indications for our future development.

Sales & Marketing

The retail energy sales cycle starts with a sign-up on day 1 and most enrollees start receiving electricity from us about day 30. There is additional time between the end of the customer’s first billing cycle with us on about day 60, billing on day 61, payment to the utility on or about day 81, and payment by the utility to us about day 90 or so. Once this start-up period has been completed, we expect to collect cash from a customer every 30 days or so. As a retailer’s customer base grows, this delay between signup and first cash collection may put stress on its cash position.

All payments from customers go to a lockbox operated by our energy supplier, Exelon, with funds collected during a given month released to us during the first week of the next month. While our agreement with Exelon allows us to defer payment for energy sold, we are still required to pay our marketing vendors for the enrollees they sign, typically twice a month.

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

To date, most of our customers have come from the outbound telemarketing and door-to-door channels. We are also re-designing our web site and in the first half of 2017, we expect to begin testing online paid search and direct mail.

The table below summarizes certain areas of our intended marketing and brand-building strategies:

Target Consumer	The Home CEO Each household has someone in charge of managing all the activities related to their home. While the role may be shared, it is largely a thankless task but still an important job that needs to be handled. Ideally, we will reach un-switched Home CEO’s.

Relevant Insights	Fear of making a regrettable decision The Home CEO is bombarded with life-related events that have resulted in an overall stress level that makes them “fear making a bad decision,” such that they avoid making any decision. We believe this has contributed significantly to many potential customers NOT making an energy choice.

Key Selling Point	Aspirity simplifies choice This statement is what makes Aspirity better than the competition. We will use this simple, single-minded benefit to motivate customers to choose us over their current provider or other potential options.

Value Proposition	Aspirity turns the chaos of data into actionable information The ability to turn a chaos of data into useful information will take customers from a place of stress to one of calm. As a result, the fear of making decisions they may regret will diminish.

Point of Differentiation	Aspirity organizes complex issues simply Our 4-step approach turns information into knowledge:

●	Un-confuse – People cannot begin to learn something new if they are confused.

●	Organize – Eliminate irrelevant information, then organize the remainder.

●	Compare – Provide opportunities to test the impact of different factors; our goal is to help customers make their choice.

●	Choose – Making knowledgeable choices make one feel confident and minimizes fear.

Reason to Believe	Aspirity is significantly different than the competition Until our brand is more widely known, we will need to do two things to support the decision to choose Aspirity:

●	The user experience must be simple and intuitive – Our brand promises of Advocacy, Clarity, Information, Anticipation, Customization, and Transparency must be clear.

●	We will not be confusing or misleading – In contrast to the competition, we will avoid behaviors that don’t put customers first.

Brand Character	We serve our customers and always put them first Our customers must always feel that we put them first and are fully empathetic to their needs. We will use humility, enthusiasm, and intelligence to consistently anticipate customer needs.

Desired Consumer Response	Aspirity helps me make great decisions We will earn our customers respect and they will reward us with their loyalty and sincere testimonials like:

●	“Prior to Aspirity, decisions about my home were confusing, time-consuming, and very stressful to work through”.
●	“Aspirity simplifies complex problems into relevant learnings, clear trade-offs, and personalized plans to fit my needs”.

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

On March 30, 2016, we entered into a full requirements preferred supply agreement with Exelon to provide us with all the power and ancillary services we need to serve our customers for an initial term expiring on March 30, 2019. As of December 31, 2016, Exelon was the operator of the second largest generation fleet in the U.S. and its long-term S&P credit rating was BBB.

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

Credit Risk Management

In the ordinary course, Aspirity Energy provides trade credit to consumers and commercial enterprises and all states with restructured retail energy markets have put in place laws and regulations with respect to permitted billing, credit, and collections practices. This exposes us to certain credit risks which we manage in different ways.

Some states require that utilities billing customers in their service territory on behalf of a retail supplier purchase the receivables from electricity sales. These areas are known as purchase of receivables or POR jurisdictions. These purchases by the utility from the retailer generally occur at a modest discount of 0% to 2.5% to reflect the bad debt experienced within the service territory. Consequently, suppliers have no retail credit exposure other than the bad debt charge because the utility pays regardless of whether the customer does. However, if a customer fails to pay, the utility will typically disconnect service, which results in the loss of the account for the retailer. In states with retail choice but without POR programs - the non-POR jurisdictions - retailers are exposed to the credit risk of the customer.

POR Programs in Full Retail Choice Jurisdictions
Type	Count	States
Full	6	CT, IL, MA, MD, NY, PA
Recourse	1	NJ
Limited area	1	OH
In progress	1	DC
None	5	DE, ME, NH, RI, TX
Total	14	--

POR laws have the effect of converting a retailer’s exposure to its customers’ credit to that of the applicable utility, the vast majority of which are rated as “investment grade” on the scales of the Nationally Recognized Statistical Rating Organizations recognized by the SEC. Consequently, if a prospect is in a POR area, we will accept the account as the utility is the account obligor and we have very limited exposure to credit loss.

For non-POR areas, we believe the underwriting strategy summarized below, which we expect to implement during 2017, allows us to prudently accept business by taking deposits only from the riskiest accounts. Collection activity and cost is largely eliminated since if a customer fails to pay in a timely fashion, then we will simply cease providing service and apply the deposit to the outstanding bill, specifically:

●	For residential service, we will check the consumer credit score of the primary obligor on the account and for non-residential service, we will check the trade credit score of the business in question:

○ If the scores are above our cutoffs, we will accept the account without a deposit.

○ If the scores are below our thresholds, we will accept the account with a deposit equal to a portion of our expected annual revenue.

●	To size deposits, we will estimate the next 12 months of revenue based on expected usage, our power price for the area, and a 90-day delinquency threshold.

●	After 12 prompt payments on their account, the customer may elect to either have their deposit returned to them or applied to their account.

Financial Services

To date, our primary focus has been on building our retail energy business. For the near term, our financial services business is expected to consist primarily of our lending relationships with Enterprises, our first financial services customer. Ultimately, we intend to invest in other commercial loans to businesses operating in the energy industry and we also may make loans to individuals and households.

Item 1A – Risk Factors

If any of the following risks actually occur, our business, financial condition, and results of operations would suffer. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial conditions, and results of operations.

As a result of our recent Restructuring and our startup businesses, our primary sources of cash flow are sales of Notes and payments from Enterprises on the Term Loan.

We do not expect to break-even on a month-to-month cash flow basis until 2018 at the earliest. Prior to that, we will rely on the timely payment of the Term Loan and on our ability to sell Notes in order to fund our retail energy start-up operations and repay Notes as they are redeemed. We are relying on the ability of Enterprises to pay amounts owed to us under the Term Loan to provide us with the funds necessary to repay our indebtedness on the Notes. If Enterprises fails to pay amounts owed to us when due, or if our business does not provide enough cash to cover all of our liabilities, we may be unable to pay the interest or principal payments on the Notes as they become due. Enterprises’ ability to make timely payments on the Term Loan will, at least initially, depend on the wholesale energy trading operations of Enterprises’ subsidiaries and the operations of the other legacy businesses. Wholesale energy trading is volatile and unpredictable, and was not profitable for Enterprises in 2016. In the event amounts owed to us are paid late or not paid, our ability to fund operations and repay notes will be negatively impacted.

Even after we break even on our new retail energy business, those operations alone may not produce a sufficient return on investment to pay the stated interest rates on the Notes and fund our capital needs. We may be substantially reliant upon the proceeds we receive from the sale of Notes in order to meet our liquidity needs. We may not be able to attract new investors or have sufficient borrowing capacity when we need additional funds to repay principal and interest on Notes.

We have a history of operating losses and we may not become profitable in the future, which could ultimately result in our inability to continue operations in the normal course of business.

For the year ended December 31, 2016, on a consolidated basis, the Company reported a net loss from continuing operations of $12,893,000 and cash used for continuing operations of $11,064,000. On the same basis, for the year ended December 31, 2015, we recorded a net loss from continuing operations of $8,862,000 and cash used for continuing operations of $5,884,000.

As of December 31, 2016, the Company had unrestricted cash, negative working capital, and total members’ deficit of $1,300,000, $14,338,000, and $31,298,000, respectively.

There is no assurance that our operating activities will be able to fund our cash requirements in the future, which could ultimately result in our inability to continue operations as a going concern.

Historical losses and upcoming debt maturities have raised concerns about our ability to continue operations at the current level.

Historically, the Company has relied on sales of Notes and payments from its Term Loan to Enterprises as its principal sources of funding and will continue to do so for at least the next 12 months until it can generate sufficient operating cash flow to fund its ongoing business. As of December 31, 2016, $12,430,000 of Notes will mature prior to December 31, 2017. Historically, a significant portion of maturing Notes renew, which does not require a cash outlay by the Company. However, the decision to redeem or renew is solely at the discretion of the noteholder and not the Company.

While the Company expects that Notes will be redeemed at rates similar to those that have occurred historically, management’s analysis of the ability of the Company to continue as a going concern must consider the possibility that all Notes maturing for at least the next 12 months from the issuance of the financial statements will be redeemed. If such events were to occur, the Company would not have enough liquidity to meet all redemption requests, given the Company currently has no other sources of capital that could be accessed to cover increased redemptions from these Notes.

To evaluate the Company’s ability to continue as a going concern, the Company considered both the aggregation of the negative financial metrics, as noted above, and the possibility these will not turn positive for at least the next 12 months. Further, the Company assessed the possibility of the redemption of all Notes maturing in the next 12 months by the respective noteholders. These uncertainties suggest there is substantial doubt as to the Company’s ability to continue as a going concern within one year from the date that these financial statements were issued.

Management has plans intended to mitigate the conditions described above. These plans include growing customer acquisitions such that positive operating cash flow is generated on a sustained basis beginning in the first half of 2018, continuing collection on the Term Loan, and continuing to sell Notes. Further, the Company intends to evaluate other sources of debt and equity financing, there can be no assurance that these efforts will be successful

While the Company believes that payments from Enterprises on the Term Loan, anticipated cash generated from operating activities, availability of trade credit, and anticipated proceeds from the Notes Offering will be sufficient to meet operating cash requirements and Note redemption obligations for the next twelve months, the Company is unable to conclude that it is probable that management’s plans will fully mitigate the conditions identified.

Our consolidated financial statements reflect the financial condition and results of operation of Enterprises.

After the spinoff of Enterprises on November 1, 2015 but prior to March 30, 2016, the financial results of Enterprises were consolidated with those of the Company as a variable interest entity or VIE.

On March 18, 2016, FERC approved the change in control of the Company per Docket No. EC16-60-000. This allowed the Company to adopt an amended and re-stated Operating Agreement which converted outstanding Class B units (certain financial rights only) to Class A units (full financial and governance rights) on March 30, 2016. This constituted a reconsideration event and as such, a reassessment of the VIE relationship between the Company and Enterprises and the consolidation decision was performed as of this date.

While Enterprises is still a VIE due to lack of sufficient equity investment to finance its activities without additional subordinated financial support and Aspirity continues to hold a variable interest in the form of the Term Loan, for Aspirity to consolidate Enterprises, it must be either the primary beneficiary of, or hold a controlling financial interest, either by contract or via related party considerations. After March 30, 2016, Aspirity meets neither of these requirements. Specifically, Timothy Krieger as an individual is the primary beneficiary of Enterprises as he meets both the power and losses/benefits criteria.

With the spinoff, we exited all wholesale trading and diversified investment activity and have no plans to engage in such in the future, therefore these operations are reported in our 2016 SEC filings and GAAP financials as discontinued operations. However, although we no longer owned REH, GAAP required that we report its business as a continuing operation through March 30, 2016 since it was not considered to be a “strategic shift” from future operations.

Historically, these three segments of Enterprises’ business – wholesale trading, REH, and diversified investments - constituted significant parts of our operations, and therefore, our current and future financial statements are and will be significantly different from those issued prior to March 31, 2016.

Consequently, some of our consolidated financial statements include the financial condition and results of operations of Enterprises even though we do not have access to its assets except pursuant to our contractual rights and obligations with respect to the Term Loan. Enterprises is not a guarantor of the Notes.

Investors should consider our financial condition in light of these facts and look only to the assets and expected operations of Aspirity in determining whether to invest. See “Critical Accounting Policies - Variable Interest Entities - Principles of Consolidation”.

As a result of the Distribution, we are in a start-up phase and must apply for, and receive, the necessary licenses from appropriate regulatory authorities and enter into information exchange and billing arrangements with utilities.

We intend to develop and operate retail energy businesses in all 14 jurisdictions that allow all retail customers of investor-owned utilities to choose their electricity supplier and as of December 31, 2016, we held market-based rate authority from FERC, were members of the ISO-NE and PJM wholesale electricity markets, were licensed to serve retail customers in Illinois, Maryland, New York, Ohio, Pennsylvania, and Rhode Island, and had established electronic connections with 9 IOUs serving over 10 million residential accounts.

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

Although we expect most of these pre-market processes and procedures to be completed by the end of 2017, there can be no assurance that we will be able to achieve all of the arrangements we seek on a timely basis or at all or at an acceptable cost. Consequently, we may not be able to offer service in all of our target markets and failure to do so will adversely affect our ability to grow our business. Loss of licenses or failure to maintain EDI compliance could cause a negative impact on our results of operations, financial condition, and cash flow.

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

We currently rely on the sale of our Notes, payments on the Term Loan, and payments from custormers to meet our cash needs. There can be no assurance that cash from these sources will continue in sufficient amounts to meet our needs. If we do not have sufficient cash flow, our marketing efforts, assuming they are successful, will be severely constrained and we will not be able to achieve a sufficiently large customer base to sustain our business.

Also, given the amount of Notes that are maturing in the 12 months following issuance, the Company has substantial doubt about its ability to continue as a going concern and is unable to conclude that it is probable that management’s plans will be able to mitigate adverse conditions.

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

We may make poor investment choices.

Aspirity Financial is in the business of lending money to companies and households for energy related purposes. Some or all of the parties which borrow from us may be unable to repay their obligations, which would have a material adverse effect on us.

We may be subject to a conflict of interest.

Aspirity Financial has loaned money to Enterprises. Because Mr. Krieger is both a significant owner of Aspirity and the owner of Enterprises, there may be a conflict of interest in determining how liquidity is used.

We need substantial liquidity to operate our business.

Historically, we have funded our operations through borrowings from related and unrelated parties and internally generated cash flows. Beginning in May 2012, we began a direct public offering of our Notes. Up to April 24, 2017, we have sold $42,350,000 of Notes for cash and paid $11,801,000 of redemptions, for a net raise to date of $30,550,000, exclusive of offering costs. As of April 24, 2017, there were $30,550,000 of Notes outstanding. The Notes Offering supplies us with liquidity to operate. However, we may not be able to obtain sufficient funding for our future operations from such source to provide us with necessary liquidity. Difficulty in obtaining adequate credit and liquidity on commercially reasonable terms may adversely affect our business, prospects, and financial condition. Based on the amount of current maturities and the nature of the Notes, the Company has concluded there is substantial doubt about its ability to continue as a going concern.

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

We concluded that as of December 31, 2016, our disclosure controls and procedures were not effective. Until we have been able to test the operating effectiveness of our remediated internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our ability to comply with applicable financial reporting requirements. If that were to occur, purchasers of our Notes could be using inaccurate financial information with which to make their investment decision.

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

Our Notes may not be suitable for every individual, and we advise all parties considering an investment to consult their investment, tax, and other professional financial advisors prior to purchasing Notes. The characteristics of the Notes, including their maturities, interest rates, and lack of liquidity, collateral security, guarantee, and financial covenants may not satisfy your investment objectives. The Notes may not be a suitable investment based on the ability to withstand a loss of interest or principal or other aspects of an individual’s financial situation, including income, net worth, financial needs, risk profile, return objectives, experience, and other factors. Prior to purchasing any Notes, one should consider their investment allocation with respect to the amount of the contemplated investment in the Notes in relation to their other investment holdings and the diversity of those holdings. While we require that all investors complete a subscription agreement that asks certain questions regarding suitability, we disclaim any responsibility for determining that the Notes are a suitable investment for anyone.

Please refer to our Prospectus for additional risk factors related to the Notes.

Item 1B – Unresolved Staff Comments

Not applicable.

Item 2 – Properties

Our headquarters is located at 701 Xenia Avenue South, Suite 475, Minneapolis, MN 55416, telephone (463) 432-1500. Our sub-lease is for 8,003 square feet, expires on May 31, 2017, and the monthly rent is $10,671.

On March 24, 2017, we signed a new lease for headquarters office space at 12800 Whitewater Drive, Minneapolis MN 55343. Our lease is for approximately 7,200 square feet, expires on October 31, 2024, and calls for average monthly occupancy expenses for the first lease year commencing June 1, 2017 of $9,209, consisting of rent and operating expenses of $3,413 and $5,796, respectively.

We do not engage in any production or manufacturing activities, and we do not have any environmental issues related to our operations.

Item 3 – Legal Proceedings

See “Item 8 - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 16 Commitments and Contingencies”.

Item 4 – Mine Safety Disclosures

Not applicable.

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6 – Selected Consolidated Financial Data

Not applicable.

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause our actual results to differ materially from those indicated in forward-looking statements made by or on behalf of the Company in this Form 10-K, in presentations, on our website, in response to questions, or otherwise. You should not place undue reliance on any forward-looking statement. Examples of forward-looking statements include, among others, statements we make regarding:

●	Changes in commodity prices,

●	Extreme and unpredictable weather conditions,

●	The sufficiency of risk management and hedging policies,

●	Customer concentration,

●	Federal, state and local regulation, including the industry’s ability to prevail on its challenge to the New York Public Service Commission’s order enacting new regulations that sought to impose significant new restrictions on retail energy providers operating in New York,

●	Key license retention,

●	Increased regulatory scrutiny and compliance costs,

●	Our ability to borrow funds and access credit markets,

●	Restrictions in our debt agreements and collateral requirements,

●	Credit risk with respect to suppliers and customers,

●	Level of indebtedness,

●	Changes in costs to acquire customers,

●	Actual customer attrition rates,

●	Actual bad debt expense in non-POR markets,

●	Accuracy of billing systems,

●	Ability to successfully navigate entry into new markets,

●	Whether our majority shareholder or its affiliates offers us acquisition opportunities on terms that are commercially acceptable to us,

●	Ability to integrate acquisitions into our operations successfully and efficiently,

●	Competition, and

●	The “Risk Factors” appearing under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and in our quarterly reports, other public filings, and press releases.

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

The Company

Aspirity is a holding company that conducts its operations principally through wholly-owned subsidiaries. Our roots go back to 2005 and in 2015 we restructured. The restructuring included the sale of a subsidiary and the spinoff of Enterprises and its legacy business segments of wholesale trading, diversified investments, and the retail business operated by REH.

Today, we have two first-tier operating subsidiaries - Aspirity Energy in retail energy services and Aspirity Financial which provides energy-related financial services to businesses and households. Even though the Company has existed since 2005, since the restructuring in 2015 the Company has operated as a start-up and our financial results for 2015 and 2016 reflect that status.

Through the end of the first quarter of 2016, our financial results were consolidated with those of Enterprises. Enterprises is the parent company of REH, a company in the same business as us - the sale of electricity to retail customers. Accordingly, our statement of operations included results generated by REH through the end of the first quarter of 2016, which were significant. We no longer consolidate Enterprises or its subsidiaries, after the first quarter, our financial statements include only our results and, consequently, period-by-period comparisons between 2015 and 2016 are not comparable.

Results of Operations

Years Ended December 31, 2016 and 2015

After the spinoff of Enterprises on November 1, 2015 but prior to March 30, 2016, the financial results of Enterprises were consolidated with those of the Company as a variable interest entity or VIE.

On March 18, 2016, FERC approved the change in control of the Company per Docket No. EC16-60-000. This allowed the Company to adopt an amended and re-stated Operating Agreement which converted outstanding Class B units (certain financial rights only) to Class A units (full financial and governance rights) on March 30, 2016. This constituted a reconsideration event and as such, a reassessment of the VIE relationship between the Company and Enterprises and the consolidation decision was performed as of this date.

While Enterprises is still a VIE due to lack of sufficient equity investment to finance its activities without additional subordinated financial support and Aspirity continues to hold a variable interest in the form of the Term Loan, for Aspirity to consolidate Enterprises, it must be either the primary beneficiary of its operations, or hold a controlling financial interest, either by contract or via related party considerations. After March 30, 2016, Aspirity meets neither of these requirements. Specifically, Timothy Krieger as an individual is the primary beneficiary of Enterprises as he meets both the power and losses/benefits criteria.

With the spinoff, the Company exited all wholesale trading and diversified investment activity and has no plans to engage in such in the future, therefore these operations are reported in our 2016 SEC filings and GAAP financials as discontinued operations.

However, although we no longer owned REH after the spinoff, GAAP requires that we report its business as a continuing operation through March 30, 2016 since it was not considered to be a “strategic shift” from future operations.

The following table shows the effects of the consolidation of Enterprises’ retail energy operations on our consolidated statements of operations for 2016 and 2015.

Consolidating Statement of Operations Data
Dollars in thousands	Aspirity Holdings & Subsidiaries	Krieger Enterprises & Subsidiaries	Eliminations	Aspirity Holdings Consolidated

For Year Ended Dec 31, 2016
Retail energy services	$2,095	$9,583	$-	$11,678
Financial services	2,579	-	(715)	1,864
Total revenue	4,673	9,583	(715)	13,542
Total costs of revenues & operations	12,136	9,742	-	21,878
Operating loss	(7,462)	(159)	(715)	(8,336)
Interest expense	(4,260)	(677)	609	(4,328)
Other income (expense), net	(349)	119	-	(230)
Loss from continuing operations	(12,072)	(717)	(105)	(12,894)
Net income (loss) from:
Continuing operations	(12,072)	(717)	(105)	(12,894)
Discontinued operations	-	607	105	712
Net loss	(12,072)	(110)	-	(12,181)

Net loss attributable to non-controlling interest	-	(110)	-	(110)
Net loss attributable to the Company	(12,072)	-	-	(12,072)
Preferred distributions	549	-	-	549
Net loss attributable to common	$(12,621)	$-	$-	$(12,621)

For Year Ended Dec 31, 2015
Retail energy services	$-	$30,109	$-	$30,109
Financial services	2,877	-	(2,877)	-
Total revenue	2,877	30,109	(2,877)	30,109
Total costs of revenues & operations	3,780	32,888	-	36,668
Operating loss	(903)	(2,779)	(2,877)	(6,559)
Interest expense	(3,206)	(2,140)	2,877	(2,468)
Other income (expense), net	(109)	275	-	165
Loss from continuing operations	(4,218)	(4,644)	-	(8,862)
Net income (loss) from:
Continuing operations	(4,218)	(4,644)	-	(8,862)
Discontinued operations	-	4,100	-	4,100
Net loss	(4,218)	(544)	-	(4,762)
Net loss attributable to non-controlling interest	-	(468)	-	(468)
Net loss attributable to the Company	(4,218)	(76)	-	(4,294)
Preferred distributions	549	-	-	549
Net loss attributable to common	$(4,767)	$(76)	$-	$(4,843)

The following table sets forth selected financial data for the periods indicated, which has been derived from the consolidated financial statements included in this report:

	For the Years Ended December 31,
Dollars in thousands;	2016		2015		Increase (decrease)
may not add due to rounding	Dollars	Percent	Dollars	Percent	Dollars	Percent

Revenue
Retail energy services.	$11,678	86.2%	$30,109	100.0%	$(18,431)	-61.2%
Financial services (Note 13)	1,864	13.8%	-	0.0%	1,864	na

Net revenue	13,542	100.0%	30,109	100.0%	(16,567)	-55.0%

Costs of sales & services
Cost of retail electricity sold	10,010	73.9%	26,663	88.6%	(16,653)	-62.5%

Gross profit (loss)	3,533	26.1%	3,446	11.4%	87	2.5%

Operating expenses
Sales, marketing, and customer service	5,038	37.2%	1,333	4.4%	3,705	278.0%
Other general & administrative	6,831	50.4%	8,672	28.8%	(1,841)	-21.2%
Total operating expenses	11,869	87.6%	10,005	33.2%	1,864	18.6%

Operating income (loss)	(8,336)	-61.6%	(6,559)	-21.8%	(1,777)	27.1%

Other income (expense)
Interest expense	(4,328)	-32.0%	(2,468)	-8.2%	(1,859)	75.3%
Other income	(230)	-1.7%	165	0.5%	(395)	-239.2%
Other income (expense), net	(4,558)	-33.7%	(2,303)	-7.6%	(2,255)	97.9%

Net income (loss) from continuing operations	(12,894)	-95.2%	(8,862)	-29.4%	(4,032)	45.5%

Net income (loss) from discontinued operations	712	5.3%	4,100	13.6%	(3,387)	-82.6%

Net income (loss)	(12,181)	-89.9%	(4,762)	-15.8%	(7,419)	155.8%
Net income (loss) from non-controlling interest	(110)	-0.8%	(468)	-1.6%	359	-76.6%

Net income (loss) attributable to Company	(12,072)	-89.1%	(4,294)	-14.3%	(7,778)	181.2%
Preferred distributions	549	4.1%	549	1.8%	-	0.0%

Net income (loss) attributable to common	$(12,621)	-93.2%	$(4,843)	-16.1%	$(7,778)	160.6%

Revenue: For the years ended December 31, 2016 and 2015, on a consolidated basis, retail energy revenue was $11,678,000 and $30,109,000, respectively, a decrease of $18,431,000. In 2016, $2,095,000 of this revenue was generated by Aspirity Energy for the full year and $9,583,000 by REH through March 30, 2016. Revenue for 2015 was produced solely by REH.

The remainder of 2016’s total revenue of $13,542,000 includes $1,864,000 of financial services revenue or interest income on the Term Loan earned by Aspirity Financial through October 31, 2016. Due to Amendment 3 of the Term Loan, financial services revenue was not recognized after November 1, 2016 due to a change in accounting method. Subsequent to November 1, 2016, the cost recovery method will be used account for income related to the Term loan. All payments received after the amendment were recognized as equity contributions and reductions to the principal of the loan. Under this method, cash receipts are first applied to reduce the principal balance of the receivable and second to income after all principal has been repaid.

See “Note 10 - Term Loan” to the financial statements.

The following table details key operating statistics for the periods indicated.

	For/At Years Ended December 31,
Key Retail Energy Operating Statistics			Increase (decrease)
(in units unless otherwise indicated)	2016	2015	Units	Percent

Aspirity
Retail electricity sales ($000s)	2,095	na	na	na
Unit sales (MWh)	27,979	na	na	na
Weighted average retail price (¢/kWh)	7.49	na	na	na
Customers receiving service, end of period	7,170	na	na	na

REH
Retail electricity sales ($000s)	9,583	30,109	(20,525)	-68.2%
Unit sales (MWh)	115,092	346,037	(230,945)	-66.7%
Weighted average retail price (¢/kWh)	8.33	8.70	(0.37)	-4.3%
Customers receiving service, end of period	—	32,319	na	na

Consolidated
Retail electricity sales ($000s)	11,678	30,109	(18,430)	-61.2%
Unit sales (MWh)	143,071	346,037	(202,966)	-58.7%
Weighted average retail price (¢/kWh)	8.16	8.70	(0.54)	-6.2%
Customers receiving service, end of period	7,170	32,319	(25,149)	-77.8%

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

During 2016, Aspirity purchased electricity for sale to retail customers in PJM and from Exelon. In 2016 and 2015, REH acquired power in ISO-NE, PJM, and from certain other wholesale suppliers.

During 2016, the Company sold 143,071 MWh purchased for $10,010,000, resulting in a weighted average cost of $69.97/MWh, down from $26,663,000 spent on 346,037 MWh at a cost of $77.05/MWh in 2015. The reduction in cost is primarily due to the elimination of REH from the Company’s consolidated financial results after the first quarter of 2016.

REH did not hedge any power costs during the fiscal year of 2016, but during 2015, it hedged the cost of 144,667 MWh or 42% of the electricity sold to retail customers. For the 2015 period, these designated hedges had the effect of increasing the cost of retail electricity sold by $1,713,000.

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

During 2016 and 2015, we spent $5,038,000 and $1,333,000, respectively on sales and marketing, with the increase driven primarily by Aspirity’s entry into new markets and initiatives to establish the brand of the Company. REH utilized minimal marketing to gain new customers in 2015. Also included in the 2016 amount is $1,289,000 spent on customer service; whereas no money was spent on customer service in 2015.

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

For 2016, general and administrative expenses decreased by $1,841,000 to $6,831,000 compared to $8,672,000 for 2015, primarily due to expenses associated with REH such as trading tools and subscriptions in association with their hedging activities.

Other income (expense): In 2016, we recorded net other expense of $4,558,000 compared to net other expense of $2,303,000 in 2015. As the principal component of other expense, interest expense increased by $1,859,000 to $4,328,000 for the year from $2,468,000 during 2015, primarily due to an increase in outstanding debt as well as a higher weighted average interest rate in 2016.

Discontinued operations: In the first quarter of 2016, the Company moved two segments, diversified investments and wholesale trading, into discontinued operations. Both segments are owned and operated by Enterprises. Discontinued operations contributed $712,000 of income to the net loss of the Company for the first three months of 2016, compared to $4,100,000 of income for the full year of 2015. This is primarily due to the profitable year for wholesale trading in 2015.

Preferred distributions: During both 2016 and 2015, we distributed $549,000 to our preferred unit holder.

Liquidity, Capital Resources, and Cash Flow

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has determined that due to the nature of the Notes, the amount of Note maturities in the 12 months after the issuance of these financial statements, as well as negative financial trends raises substantial doubt about its ability to continue as a going concern. See “Note 1 – Organization and Description of Business” for further discussion.

Aspirity Energy and Aspirity Financial are start-up companies in the retail energy and financial services industries, respectively. While revenues from Aspirity Energy are expected to continue to increase throughout the remainder of the year as customers are signed up, overall we do not expect such to be significant until 2017. Further, the Company does not expect to report positive cash flow from operations or profitability on a regular basis until the first half of 2018 at the earliest.

The Company has financed its operations to date principally through cash on hand, Note sales, and Term Loan receipts. For the year ended December 31, 2016, the Company on a consolidated basis reported a net loss of $12,893,000 and cash used for operations of $11,064,000. As of December 31, 2016, the Company had unrestricted cash, negative working capital, and total members’ deficit of $1,300,000, $14,338,000, and $31,298,000, respectively.

Prior to the time that Aspirity Energy is generating sustained positive cash flow from operations and profits, the Company will rely on the timely payment of the Term Loan and its ability to sell Notes to fund Note redemptions and operations. Enterprises’ ability to make timely payments on the Term Loan depends in part on the operations of its Legacy Businesses which were unprofitable in 2016. In the event amounts owed to us are paid late or not paid, our ability to fund operations, sell new Notes, renew existing Notes, and redeem existing Notes will be negatively impacted.

Historically, sales and renewals of Notes have exceeded redemptions, although there can be no assurance that such will be the case in the future. If redemptions exceed cash from operations, Term Loan payments, renewals, and new Note sales, then the Company will need additional financing from other sources.

While the Company expects that Notes will be redeemed at rates similar to those that have occurred historically, management’s analysis of the ability of the Company to continue as a going concern must consider the possibility that all Notes maturing for at least the next 12 months from the issuance of the financial statements will be redeemed. If such events were to occur, the Company would not have enough liquidity to meet all redemption requests, given the Company currently has no other sources of capital that could be accessed to cover increased redemptions from these Notes.

Given the amount of Notes that are maturing in the 12 months following issuance, the Company has substantial doubt about its ability to continue as a going concern and is unable to conclude that it is probable that management’s plans will be able to mitigate adverse conditions.

Term Loan Amendment

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

The Amendment also revises the accounting treatment of the mandatory prepayments owed the Company as the result of the sale by Enterprises of REH, which closed on November 2, 2016, and further provides for certain additional optional prepayments. Pursuant to the Amendment, both the mandatory prepayments due to the REH sale and the optional prepayments provided for in the Amendment are treated as “prepayments of installments” rather than as “prepayments of principal”.

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

In conjunction with the modifications in Amendment 3, management evaluated the classification of the Term Loan. Its terms are consistent with those likely available from a third party and there is intention to repay. While the loan is not in default, due to recent losses, the historical volatility of its primary business of wholesale electricity trading, and the level of assets in the business, there is no longer significant evidence of collectability of all amounts owed.

Therefore, effective with the date of the amendment, the Term Loan is classified on the balance sheet as a receivable from a related party, a contra-equity account. Subsequent to November 1, 2016, the cost recovery method will be used account for income related to the Term loan. All payments received after the amendment were recognized as equity contributions and reductions to the principal of the loan. Under this method, cash receipts are first applied to reduce the principal balance of the receivable and second to income after all principal has been repaid.

The following table is presented as a measure of our liquidity and capital resources as of the dates indicated, including “Total liquid assets”, which is a non-GAAP measure :

	At December 31,
	2016		2015		Increase (decrease)
Dollars in thousands; may not add due to rounding	Dollars	Percent of total assets	Dollars	Percent of total assets	Dollars	Percent

Liquidity
Unrestricted cash	$1,300	58.8%	$1,371	4.8%	$(71)	-5.2%
Restricted cash	220	9.9%	-	0.0%	220	na
Cash in trading accounts	-	0.0%	1,800	6.3%	(1,800)	-100.0%
Cash in collateral accounts	25	1.1%	246	0.9%	(221)	-89.8%
Accounts receivable	503	22.7%	3,558	12.4%	(3,055)	-85.9%

Total liquid assets	2,047	92.6%	6,975	24.3%	(4,929)	-70.6%

Prepaid expenses and other assets	87	3.9%	82	0.3%	5	5.9%
Assets of discontinued operations - current	-	0.0%	11,084	38.6%	(11,084)	-100.0%

Total current assets	2,134	96.5%	18,142	63.2%	(16,007)	-88.2%

Other assets	77	3.5%	10,544	36.8%	(10,467)	-99.3%

Total assets	$2,212	100.0%	$28,685	100.0%	(26,474)	-92.3%

Capital Resources
Current debt	$12,430	562.1%	$11,333	39.5%	$1,097	9.7%
Long term debt	17,037	770.4%	14,050	49.0%	2,987	21.3%

Total debt	29,467	1332.4%	25,383	88.5%	4,084	16.1%

Preferred equity	2,745	124.1%	2,745	9.6%	-	0.0%
Term Loan receivable from related party	(15,067)	-681.3%	-	0.0%	(15,067)	na
Common equity	(18,977)	-858.1%	(7,500)	-26.1%	(11,477)	153.0%
Non-controlling interest	-	0.0%	(3,296)	-11.5%	3,296	-100.0%

Total equity	(31,298)	-1415.2%	(8,051)	-28.1%	(23,248)	288.8%

Total capitalization	$(1,831)	-82.8%	$17,332	60.4%	$(19,164)	-110.6%

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

While we believe that payments from Enterprises on the Term Loan, anticipated cash generated from operating activities, availability of trade credit with respect to power purchases, and anticipated proceeds from our Notes Offering will be sufficient to meet operating cash requirements and obligations under the Notes for the next twelve months, there can be no assurance that this will prove to be the case. Further, given the nature of our Notes and the amount of maturities in the 12 months following issuance, the Company has substantial doubt about its ability to continue as a going concern.

The Company regularly evaluates sources of debt financing other than the Notes and additional equity capital to meet its funding needs. However, there can be no assurance that these efforts will prove to be successful.

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2016 and 2015 as derived from the statements of cash flows included in this Form 10-K.

Dollars in thousands;	For the Years Ended December 31,
may not add due to rounding			Increase (decrease)
	2016	2015	Dollars	Percent
Net cash provided by (used in)
Operating activities	$(11,064)	$(5,884)	$(5,179)	88.0%
Investing activities	3,153	(59)	3,212	-5477.4%
Financing activities	7,992	4,847	3,145	64.9%

Net cash flow, continuing operations	81	(1,096)	1,178	7.4%
Net cash flow, discontinued operations	481	819	(338)	-41.2%

Net cash flow	562	(278)	840	202.4%
Effect of exchange rate changes on cash	87	212	(125)	-58.9%

Unrestricted cash and restricted cash
Beginning of period	2,331	2,397	(66)	-2.7%
Adjustment for deconsolidation	(1,461)	-	(1,461)	na

End of period	$1,520	$2,331	$(812)	-34.8%

Continuing operations for year ended December 31, 2016 used $11,064,000 of cash for operating activities. The largest uses were the net loss of $12,894,000, while the largest source of cash was an increase in accrued interest of $752,000. The net loss for the period was primarily driven by customer acquisition costs of $3,407,000, general and administrative expenses of $6,831,000 and interest expense of $4,328,000. During 2016, we generated $3,153,000 of cash from investing activities, principally due to proceeds from the Term Loan, and $7,992,000 of cash from financing activity, principally due to sales of Notes, net of redemptions, and partially offset by distributions of $549,000 paid to the holder of our preferred units. Overall, for 2016, net cash flow provided by continuing operations totaled $81,000 and net cash flow provided by discontinued operations was $481,000. At December 31, 2016, our unrestricted and restricted cash totaled $1,300,000 and $220,000, respectively, and our debt totaled $29,467,000 compared to $25,383,000 as of as of December 31, 2015.

Continuing operations for the year ended December 31, 2015 used $5,884,000 of cash for operating activities. The largest uses were the net loss of $4,762,000 and an increase in accounts receivable of $1,680,000, while the largest sources of cash were increases in accounts payable of $1,412,000 and accrued expenses of $1,745,000. During 2015, we used $59,000 of cash for investing activities, and generated $4,847,000 of cash from financing activity, principally due to sales of Notes net of redemptions, which was partially offset by common distributions of $1,251,000 and preferred distributions of $549,000 paid to the holder of our preferred units. Overall, for 2015, net cash flow used in continuing operations totaled $1,096,000, while cash flow from discontinued operations provided $819,000. At December 31, 2015, our cash totaled $2,331,000 and our debt from continuing operations totaled $25,383,000 compared to $19,288,000 as of as of December 31, 2014.

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

In addition to eliminating commodity price and volumetric risk, the PSA also incorporates the ability for us to defer payment of all or a portion of Exelon’s invoices to us based on certain criteria as defined in the agreement, including an asset pledge and certain financial covenants. The criteria used to determine the amount of deferral are not limited to, but include the amount of receivables, both billed and unbilled, as well as a portion of the forward value of customer contracts. As of December 31, 2016, we have deferred $907,000 of payments to Exelon.

Notes Offering

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

For the years ended December 31, 2016 and 2015, we incurred $2,228,000 and $2,081,000, respectively, of offering-related expenses, including marketing and certain printing expenses, legal and accounting fees, filing fees, and trustee fees but excluding amounts capitalized as deferred financing costs and amortized as Notes are sold. Deferred financing cost amortization totaled $74,000 and $229,000 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, net deferred financing costs related to the Notes totaled $465,000.

From the effective date of May 10, 2012 through December 31, 2016, we issued a total of $63,789,000 of Notes, of which $40,642,000 were initial sales for cash and $23,147,000 were renewals for which we did not receive any additional proceeds, and we redeemed $10,709,000 for a net principal outstanding as of December 31, 2016 of $29,933,000.

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

The Company consolidated Enterprises until March 30, 2016 when all Class B units were converted into Class A units due to the FERC approval of the change of control and the amending of the Operating Agreement. This conversion significantly changed the nature of the relationship between the Company and Enterprises such that the Company is no longer required to consolidate Enterprises.

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

Term Loan Receivable from Related Party

Prior to Amendment 3 on November 1, 2016, the Company recorded the Term Loan receivable as an asset and recorded financial services revenue for interest incurred on a monthly basis. Any portion of a payment not related to interest was applied to the principal balance.

In conjunction with the modifications in Amendment 3, management evaluated the classification of the Term Loan. Its terms are consistent with those likely available from a third party and there is intention to repay. While the loan is not in default, due to recent losses, the historical volatility of its primary business of wholesale electricity trading, and the level of assets in the business, there is no longer significant evidence of collectability of all amounts owed.

Therefore, effective with the date of the amendment, the Term Loan is classified on the balance sheet as a receivable from a related party, a contra-equity account. Subsequent to November 1, 2016, the cost recovery method will be used account for income related to the Term loan. All payments received after the amendment were recognized as equity contributions and reductions to the principal of the loan. Under this method, cash receipts are first applied to reduce the principal balance of the receivable and second to income after all principal has been repaid.

Revenue Recognition

Revenue from the retail sale of electricity, including estimates of unbilled revenues for power consumed by customers but not yet billed under the cycle billing method, is recorded in the period in which customers consume the commodity.

Revenue for financial services pertains to the Term Loan with Enterprises. Revenue is recognized as interest is incurred on the Term Loan. As of November 1, 2016, the Company will no longer recognize financial services revenue for the Term Loan.

Subsequent to November 1, 2016, the cost recovery method will be used account for income related to the Term Loan. All payments received after the amendment were recognized as equity contributions and reductions to the principal of the loan. Under this method, cash receipts are first applied to reduce the principal balance of the receivable and second to income after all principal has been repaid.

Unit Based Compensation

The Company expenses unit based awards pursuant to ASC Topic 718 Compensation-Stock Compensation which requires that compensation cost at the grant date fair value of unit-based awards be recognized over the requisite service period. The Company estimates grant date fair value using a discounted cash flow model as the Company’s units are not publicly traded. This model includes highly subjective inputs including cost of capital and growth projections. The Company used the discounted cash flow model due to limited operations of the Company as well as the lack of publicly trade equity.

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

Interest Rate Risk

As of December 31, 2016 and 2015, we had $0 and $3,101,000 of variable rate debt outstanding. The interest rates charged on such are based in part on changes in certain market indices plus a credit margin, but are subject to “floors”, which may have the effect of converting variable rates to fixed rates and such was the case at December 31, 2015. Consequently, at December 31, 2016, we had no variable rate debt, although in the future we may be exposed to fluctuations in interest rates. Exposures to interest rate fluctuations may be mitigated by derivative contracts known as interest rate swaps, caps, collars, and put or call options. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when considering the combination of the variable rate debt and the interest rate derivative instrument.

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

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Aspirity Holdings LLC and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Aspirity Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of comprehensive loss, changes in members’ deficit, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2016 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, members’ deficit, and lack of sufficient cash flows to meet its obligations, including repayment of renewable unsecured subordinated notes, and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, MN

April 28, 2017

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Members

Aspirity Holdings LLC and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Aspirity Holdings LLC and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of comprehensive income, changes in members’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspirity Holdings LLC and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota

April 15, 2016, except for the effects of the correction of an error discussed in Note 19 as to which the date is May 23, 2016 and the effects of the 2015 discontinued operations discussed in Note 4, as to which the date is April 28, 2017.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2016 and 2015

	2016	2015

Assets
Current assets
Unrestricted cash	$1,299,743	$1,371,167
Restricted cash	219,857	-
Cash in trading accounts	-	1,800,272
Cash in collateral accounts	25,025	246,000
Accounts receivable, net of allowance	502,722	3,558,316
Prepaid expenses and other current assets	87,106	82,253
Assets of discontinued operations - current (see Note 4)	-	11,084,264

Total current assets	2,134,453	18,142,272

Property, equipment and furniture, net	77,091	217,625

Other assets
Assets of discontinued operations - non-current (see Note 4)	-	10,325,332

Total assets	$2,211,544	$28,685,229

Liabilities and Members' Deficit
Current liabilities
Current portions of debt
Revolver and short term debt (see Note 15)	$-	$1,212,705
Renewable unsecured subordinated notes	12,430,151	10,120,175
Accounts payable	1,107,500	2,471,355
Accrued expenses	741,563	2,090,227
Accrued interest	2,193,408	1,502,761
Liabilities of discontinued operations - current (see Note 4)	-	5,046,443

Total current liabilities	16,472,622	22,443,666

Long-term liabilities
Renewable unsecured subordinated notes	17,037,398	14,050,298
Liabilities of discontinued operations - non-current (see Note 4)	-	242,232

Total long term liabilities	17,037,398	14,292,530

Total liabilities	33,510,020	36,736,196

Commitments and contingencies (see Note 16)

Members' deficit
Series A preferred equity	2,745,000	2,745,000
Term Loan receivable from related party (see Notes 10 and 15)	(15,066,701)	-
Common equity	(18,976,775)	(7,499,580)

Total members' deficit	(31,298,476)	(4,754,580)

Non-controlling interest	-	(3,955,159)
Accumulated other comprehensive income attributed to non-controlling interest	-	658,772

Total deficit	(31,298,476)	(8,050,967)

Total liabilities and members' deficit	$2,211,544	$28,685,229

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2016 and 2015

	2016	2015

Revenue
Retail energy services	11,678,164	30,109,090
Financial services (Related party - Note 13)	1,864,199	-

Total revenue	13,542,363	30,109,090

Costs of sales and services
Cost of retail energy sold	10,009,558	26,663,003

Gross profit on sales and services	3,532,805	3,446,087

Operating expenses
Sales, marketing, and customer service	5,037,755	1,332,721
Other general and administrative	6,831,126	8,672,047

Total operating expenses	11,868,881	10,004,768

Operating loss	(8,336,076)	(6,558,681)

Other income (expense)
Interest expense	(4,327,500)	(2,468,368)
Other income, net	(230,133)	165,308

Other expense, net	(4,557,633)	(2,303,060)

Net loss from continuing operations	(12,893,709)	(8,861,741)

Discontinued operations (Note 4)
Net income from discontinued operations	712,364	4,099,698

Net loss	(12,181,345)	(4,762,043)

Net loss from non-controlling interest	(109,638)	(468,484)

Net loss attributable to Company	(12,071,707)	(4,293,559)

Preferred distributions	549,072	549,072

Net loss attributable to common	$(12,620,779)	$(4,842,631)

Other comprehensive loss:
Net loss from non-controlling interest	$(109,638)	$(468,484)
Foreign currency translation adjustment	90,840	-

Attributable to non-controlling interest	(18,798)	(468,484)

Net loss attributable to Company	(12,071,707)	(4,293,559)
Foreign currency translation adjustment	-	(340,269)
Change in fair value of cash flow hedges	-	863,408
Unrealized gain on marketable securities	-	(11,116)

Attributable to the Company	(12,071,707)	(3,781,536)

Preferred distributions	549,072	549,072

Attributable to common	$(12,620,779)	$(4,330,608)

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016	2015

Cash flows from operating activities
Net loss	$(12,181,345)	$(4,762,043)
Net income from discontinued operations	712,364	4,099,698

Net loss from continuing operations	(12,893,709)	(8,861,741)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	111,722	539,303
Unit based compensation	655,105	-
Gain on sale of marketable securities	-	129,743
Change in operating assets and liabilities:
Trading accounts	291,104	488,650
Collateral deposits	38,475	(246,000)
Accounts receivable	(1,341,379)	(1,680,069)
Prepaid expenses and other current assets	56,953	172,547
Accounts payable	439,506	1,745,348
Accrued expenses	826,841	1,412,031
Accrued compensation	-	(237,092)
Accrued interest	751,613	652,848

Net cash used for continuing operations	(11,063,770)	(5,884,432)
Net cash provided by discontinued operations	1,747,833	6,973,613

Net cash (used for) provided by operating activites	(9,315,937)	1,089,181

Cash flows from investing activities
Purchases of property, equipment, and furniture	(20,392)	(240,479)
Purchases of marketable securities	-	(5,110,517)
Proceeds from sale of marketable securities	-	5,292,360
Proceeds from Term Loan	3,173,486	-

Net cash provided by (used for) continuing operations	3,153,094	(58,636)
Net cash used for discontinued operations	(162,852)	(2,479,736)

Net cash provided by (used for) investing activities	2,990,242	(2,538,372)

Cash flows from financing activities
Deferred financing costs	(239,401)	(300,792)
Proceeds from revolver and short term debt	4,345,420	28,977,000
Proceeds from bridge loan	500,000	-
Payments on revolver and short term debt	(3,496,586)	(28,869,555)
Issuances of renewable unsecured subordinated notes	9,619,227	10,213,969
Redemptions of renewable unsecured subordinated notes	(4,170,700)	(3,374,420)
Contribution from related party on Term Loan	2,008,000
Purchase of treasury stock	(25,000)	-
Preferred distributions	(549,072)	(549,072)
Common distributions	-	(1,250,540)

Net cash provided by continuing operations	7,991,888	4,846,590
Net cash used for discontinued operations	(1,103,898)	(3,675,210)

Net cash provided by financing activities	6,887,990	1,171,380

Net increase (decrease) in cash	562,295	(277,811)

Effect of exchange rate changes on cash	87,104	211,911

Unrestricted cash and restricted cash
Beginning of period	2,331,401	2,397,300
Adjustment for deconsolidation of VIE	(1,461,200)	-

End of period	$1,519,600	$2,331,400

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December, 31 2016 and 2015

	2016	2015

Non-cash financing activities:
Conversion of bridge loan and accrued interest to common units	$513,479	$-

Renewable unsecured subordinated notes Capitalized interest	$442,308	$308,982

Renewals	$8,771,958	$7,732,661

Supplemental disclosures of cash flow information:
Cash payments for interest	$2,952,370	$2,456,354

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Deficit

For the Years ended December 31, 2016 and 2015

	Series A Preferred Equity	Common Equity	Term Loan receivable from related party	Accumulated Other Comprehensive Income	Total Members' Equity	Non- Controlling Interest	Accumulated Other Comprehensive Income Attributed to Non- Controlling Interest	Total Equity

Balance - December 31, 2014	$2,745,000	$(193,624)	$-	$146,749	$2,698,125	$-	$-	$2,698,125

Net loss	-	(4,293,559)	-	-	(4,293,559)	(468,484)	-	(4,762,043)

Other comprehensive income	-	-	-	512,023	512,023	-	-	512,023

Preferred distributions	-	(549,072)	-	-	(549,072)	-	-	(549,072)

Common distributions	-	(5,950,000)	-	-	(5,950,000)	-	-	(5,950,000)

Non-controlling interest due to distribution and reconsolidation of VIE	-	3,486,675	-	(658,772)	2,827,903	(3,486,675)	658,772	-

Balance - December 31, 2015	$2,745,000	$(7,499,580)	$-	$-	$(4,754,580)	$(3,955,159)	$658,772	$(8,050,967)

Net loss	-	(12,071,707)	-	-	(12,071,707)	(109,638)	-	(12,181,345)
								-
Other comprehensive income	-	-	-	-	-	-	90,840	90,840
								-
Preferred distributions	-	(549,072)	-	-	(549,072)	-	-	(549,072)

Unit based compensation	-	655,105	-	-	655,105	-	-	655,105

Amendment of Term Loan	-	-	(17,074,701)	-	(17,074,701)	-	-	(17,074,701)

Contribution from related party	-	-	2,008,000	-	2,008,000	-	-	2,008,000

Conversion of bridge loan and accrued interest to issuance of common units	-	513,479	-	-	513,479	-	-	513,479

Treasury stock	-	(25,000)	-	-	(25,000)	-	-	(25,000)

Adjustment due to deconsolidation of VIE	-	-	-	-	-	4,064,797	(749,612)	3,315,185

Balance - December 31, 2016	$2,745,000	$(18,976,775)	$(15,066,701)	$-	$(31,298,476)	$-	$-	$(31,298,476)

See notes to consolidated financial statements.

Aspirity Holdings, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organization and Description of Business

Organization & Restructuring

Aspirity Holdings, LLC (“Aspirity” or the “Company”), known as Twin Cities Power Holdings, LLC or “TCPH” prior to July 14, 2015, is a Minnesota limited liability company formed on December 30, 2009.

In 2015, the Company restructured according to a plan incorporating the following key features:

●	Form three new first tier subsidiaries - two to house new retail energy (Aspirity Energy) and financial services (Aspirity Financial) operations and one for the Company’s legacy businesses, Krieger Enterprises;

●	Sell one of three wholesale trading businesses, Twin Cities Power and Summit Energy, its wholly-owned subsidiary, to Angell Energy;

●	Transfer the Legacy Businesses constituting the remaining wholesale trading operations (Chesapeake Trading Group and Cygnus Energy Futures), Retail Energy Holdings (“REH”), and the diversified investments portfolio from the Company to Enterprises;

●	Create a Term Loan between Aspirity Financial and Enterprises to assure Note holders that part of the cash flows generated by the legacy businesses are used to pay interest and principal on the Notes originally issued to finance them;

●	Change the name of the Company from Twin Cities Power Holdings to Aspirity Holdings to reflect the Company’s new direction and focus;

●	Exit the legacy businesses via the spin-off 100% of the common equity interests of Enterprises to Aspirity’s then members Timothy S. Krieger (99.50%) and Summer Enterprises LLC (0.50%), a company controlled by him for the benefit of his children; and

●	Issue new common equity interests to Aspirity’s management.

Effective with the Spinoff on November 1, 2015, we exited all wholesale trading and diversified investment activity and have no plans to engage in such in the future, therefore these operations are reported as discontinued operations. Although, due to the Distribution we no longer own REH, its retail energy services operations remain in continuing operations through March 30, 2016 due to not being considered a strategic shift from future operations. After the Distribution but prior to March 30, 2016, the financial results of Enterprises were consolidated with those of the Company as a variable interest entity or VIE. Historically, these segments constituted significant parts of our business, and consequently, our future financial statements will be significantly different from those of the past.

Consistent with the change in strategy, the Company now has start-up operations in two business segments - financial services and retail energy. Our intention is to expand our retail energy operations as we receive the necessary licenses and establish the necessary relationships with utilities and expect that we will begin to structure financial services offerings in 2017.

See also “Note 3 – Variable Interest Entities”, “Note 5 - Summary Consolidating Financial Information”, and “Note 4 - Discontinued Operations”.

Liquidity, Financial Condition & Management’s Plans

The Company has financed its operations to date principally through collections of energy revenues, Note sales, and Term Loan receipts. For the year ended December 31, 2016, on a consolidated basis, the Company reported a net loss of $12,893,000 and cash used for continuing operations of $11,064,000. As of December 31, 2016, the Company had unrestricted cash, negative working capital, and total members’ deficit of $1,300,000, $14,388,000, and $31,298,000, respectively. There is a further possibility these negative financial metrics will not turn positive for at least the next 12 months.

The Company currently relies on Notes and Term Loan receipts as its principal source of funding until it can generate sufficient operating cash flow to fund its ongoing business. As of December 31, 2016, $12,430,000 of Notes will mature prior to December 31, 2017, which is approximately the amount of Notes maturing within 12 months of the issuance date. Historically, a significant portion of maturing Notes renew, which does not require a cash outlay by the Company. However, the decision to redeem or renew is solely at the discretion of the noteholder and not the Company.

While the Company expects that Notes will be redeemed at rates similar to those that have occurred historically, management’s analysis of the ability of the Company to continue as a going concern must consider the possibility that all Notes maturing for at least the next 12 months from the issuance of the financial statements will be redeemed. If such events were to occur, the Company would not have enough liquidity to meet all redemption requests, given the Company currently has no other sources of capital that could be accessed to cover increased redemptions from these Notes.

To evaluate the Company’s ability to continue as a going concern, the Company considered both the aggregation of the negative financial metrics, as noted above, and the possibility these will not turn positive for at least the next 12 months. Further, the Company assessed the possibility of the redemption of all Notes maturing in the next 12 months by the respective noteholders. These uncertainties suggest there is substantial doubt as to the Company’s ability to continue as a going concern within one year from the date that these financial statements were issued.

Management has plans intended to mitigate the conditions described above. These plans include growing customer acquisitions such that positive operating cash flow is generated on a sustained basis beginning in the first half of 2018, continuing collection on the Term Loan, and continuing to sell Notes. Further, although the Company intends to evaluate other sources of debt and equity financing, there can be no assurance that these efforts will be successful.

While the Company believes that payments from Enterprises on the Term Loan, anticipated cash generated from operating activities, availability of trade credit, and anticipated proceeds from the Notes Offering will be sufficient to meet operating cash requirements and Note redemption obligations for the next twelve months, the Company is unable to conclude that it is probable that management’s plans will fully mitigate the conditions identified.

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

As of December 31, 2016 and 2015, the Company consolidated zero and one VIE, respectively.

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

Prior to Amendment 3, interest income on the Term Loan was recognized as financial services revenue in the period that the interest was earned. After Amendment 3, the Company accounted for the Term Loan as a receivable from a related party, a contra-equity account, and will use the cost recovery method to account for payments received. Therefore, subsequent to November 1, 2016, the Company will no longer recognize revenue associated with the Term Loan.

Term Loan Receivable From Related Party

Prior to Amendment 3, the Company accounted for the Term Loan receivable as an asset. After Amendment 3, the Company accounted for the Term Loan as a receivable from a related party, a contra-equity account, and will use the cost recovery method to account for payments received. Under this method, cash receipts are first applied to reduce the principal balance of the receivable and second to income after all principal has been repaid. See “Note 10 – Term Loan”.

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

From time to time, the Company may engage or consult with third parties such as appraisers, brokers, or investment bankers to assist management in its valuation of financial instruments.

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

There was an allowance for doubtful accounts of $32,000 and $2,500 at December 31, 2016 and 2015, respectively.

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

Unit-Based Compensation

The Company expenses unit-based awards pursuant to ASC Topic 718 Compensation - Stock Compensation which requires that compensation cost at the grant date fair value of unit-based awards be recognized over the requisite service period. The Company estimates the grant date fair value of unit-based awards issued based on a discounted cash flow model as the Company’s units are not publicly traded. The discounted cash flow model requires the input of highly subjective assumptions, including projected growth and costs of capital. See “Note 14 – Ownership”.

New Accounting Pronouncements

In May 2014, the FASB issued a new revenue recognition standard, ASU 2014-09 Revenue from Contracts with Customers (Topic 606) that eliminated all industry-specific provisions and replaced all current U.S. GAAP guidance on the topic. The new standard provides a unified model to determine when and how revenue is recognized based on the core principle that recognition should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the seller expects to be entitled. The Company was originally required to adopt the standard on January 1, 2017. In April 2015, the FASB proposed a one-year deferral of the effective date for the standard and the deferral was adopted in August 2015. The Company is now required to adopt the standard on January 1, 2018. The update may be applied using one of two methods, either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. In addition, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 in March 2016, April 2016, May 2016 and December 2016, respectively, to provide interpretive clarifications on the new guidance in ASC Topic 606. We have performed a review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. During 2017 we will work through our adoption plan. This plan includes a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASC 606, evaluation of the method of adoption, and completing a rollout plan for implementation of the new standard with affected functions in our organization. Because of the nature of the work that remains, at this time we are unable to reasonably estimate the impact of adoption on our consolidated financial statements. We plan to adopt the new guidance beginning January 1, 2018.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40) regarding disclosures of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures and the update provides such. The update applies to all entities, and is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted ASU 2014-15 in the fourth quarter of 2016. See “Note 1 – Organization and Description of Business”.

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

In April 2015, the FASB issued ASU 2015-03 Interest – Imputation of Interest (Topic 835) simplifying the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The Company retrospectively adopted ASU 2015-03 in the first quarter of 2016. As a result, the Company reclassified net deferred financing costs of $314,000 to long term debt at December 31, 2015.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more useful information about expected credit losses. This ASU is effective for annual and interim periods after December 15, 2019. Entities may adopt early beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

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

While Enterprises is a VIE due to lack of sufficient equity investment to finance its activities without additional subordinated financial support and Aspirity continues to hold a variable interest in the form of the Term Loan, for Aspirity to consolidate, it must be either the primary beneficiary of, or hold a controlling financial interest in, Enterprises, either by contract or via related party considerations. After March 30, 2016, Aspirity meets neither of these requirements.

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

See “Note 10 – Term Loan Receivable From Related Party” for a discussion of the nature of the Term Loan.

As a result of the above facts and circumstances, it was concluded that Aspirity should no longer consolidate Enterprises after March 30, 2016. Therefore, the statements of operations and cash flows for fiscal 2016 include the activity of Enterprises through March 30, 2016, but balance sheets presented on and after March 31, 2016 are for Aspirity only. As this was a distribution of the equity interest to the owners of the entity, the deconsolidation was recorded at book value and as such there was no gain or loss recognized on the transaction.

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

Although the two segments, wholesale trading and diversified investments, are accounted for as discontinued operations, the Company continued to have significant involvement until the restructuring in May of 2015. All Enterprise segments were consolidated through March 30, 2016.

The major line items constituting discontinued operations for the Company are presented below for the periods and as of the dates indicated. The segments of Enterprises’ business included in discontinued operations for the Company are wholesale trading and diversified investments.

	Years Ended December 31,
	2016	2015
Revenues, expenses, and earnings of discontinued operations
Revenues, net	$2,778,016	$18,014,920
Costs of sales and services	657,556	2,023,217
Other general and administrative	2,431,268	13,798,408
Other income (expense), net	1,023,172	1,859,403
Total expenses	2,065,652	13,962,222
Income before taxes	712,364	4,052,698
Income tax benefit	-	47,000
Net income (loss)	$712,364	$4,099,698

As of
December 31, 2015
Assets
Assets and liabilities of discontinued operations
Unrestricted cash	$960,234
Cash in trading accounts	6,247,059
Accounts receivable, net	2,329,868
Prepaid expenses & other current assets	1,547,103
Total current assets	11,084,264
Property, equipment & furniture, net	1,130,686
Goodwill & intangible assets, net	2,000,786
Restricted cash	1,319,371
Real estate held for development	2,714,297
Notes receivable, net of deferred gain	2,586,616
Other assets	573,576
Total non-current assets	10,325,332
Total assets	$21,409,596

Revolver	$475,700
Senior notes	1,214,762
Accounts payable	1,905,628
Accrued expenses	739,526
Billings in excess of costs & earnings	710,827
Total current liabilities	5,046,443
Senior notes	242,232
Total non-current liabilities	242,232
Total liabilities	$5,288,675

	Years Ended December 31,
	2016	2015

Cash flows of discontinued operations
Cash provided by operating activities	$1,747,833	$6,973,613
Cash used by investing activities	(162,852)	(2,479,736)
Cash used by financing activities	(1,103,898)	(3,675,210)
Net increase in cash	$481,083	$818,667

5.	Summary Consolidating Financial Data

The consolidating statement of comprehensive income presented below includes the results of operations for Aspirity for the year ended December 31, 2016 and for the retail energy services segment of Enterprises for the first quarter ended March 31, 2016.

	For the year ended December 31, 2016
	Aspirity Holdings and Subsidiaries	Krieger Enterprises and Subsidiaries	Eliminations	Aspirity Holdings Consolidated
Revenue
Retail energy services	2,094,730	9,583,434	-	11,678,164
Financial services (Note 13)	2,578,732	-	(714,533)	1,864,199
Total revenue	4,673,462	9,583,434	(714,533)	13,542,363
Costs of sales and services
Cost of retail energy sold	1,766,097	8,243,461	-	10,009,558
Gross profit on sales and services	2,907,365	1,339,973	(714,533)	3,532,805
Operating expenses
Sales, marketing, and customer service	4,696,546	341,209	-	5,037,755
Other general and administrative	5,673,318	1,157,808	-	6,831,126
Total operating expenses	10,369,864	1,499,017	-	11,868,881
Operating loss	(7,462,499)	(159,044)	(714,533)	(8,336,076)
Other income (expense)
Interest expense	(4,260,129)	(676,868)	609,497	(4,327,500)
Other income, net	(349,079)	118,946	-	(230,133)
Other income (expense), net	(4,609,208)	(557,922)	609,497	(4,557,633)
Net loss from continuing operations	(12,071,707)	(716,966)	(105,036)	(12,893,709)
Discontinued operations (Note 4)
Net income from discontinued operations	-	607,328	105,036	712,364
Net loss	(12,071,707)	(109,638)	-	(12,181,345)
Net loss from non-controlling interest	-	(109,638)	-	(109,638)
Net loss attributable to Company	(12,071,707)	-	-	(12,071,707)
Preferred distributions	549,072	-	-	549,072
Net loss attributable to common	$(12,620,779)	$-	$-	$(12,620,779)

Other comprehensive loss attributable to non-controlling interest
Net loss from non-controlling interest	$-	$(109,638)	$-	$(109,638)
Foreign currency translation adjustment	-	90,840	-	90,840
Attributable to non-controlling interest	-	(18,798)	-	(18,798)
Other comprehensive income (loss) attributable to the Company
Net loss attributable to Company	(12,071,707)	-	-	(12,071,707)
Attributable to the Company	(12,071,707)	-	-	(12,071,707)
Preferred distributions	549,072	-	-	549,072
Attributable to common	$(12,620,779)	$-	$-	$(12,620,779)

6.	Fair Value of Financial Instruments

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

Management believes the carrying values of the Company’s financial instruments, including the Term Loan and Notes, reasonably approximated their fair values at December 31, 2016 and 2015.

Renewable Unsecured Subordinated Notes

The fair values of outstanding Notes are estimated based on the then-current rates offered by the Company on Notes of the same term as of the valuation date.

For example, since the notes are renewable, the fair value of a 5 year note outstanding as of December 31, 2016 for a given holder was estimated based on the difference between the contractual coupon rate on such note compared to the rate offered on 5 year notes as of the same date for the same holder, that is, the current market rate. Like all debt securities, if the coupon rate on the existing note is lower than the current market rate, the note would be valued at a discount to par, say 99.70. Conversely, if the existing coupon rate is higher than the current market rate, the note would be valued at a premium to par, say 100.07.

These fair value estimates are based on information available to management as of December 31, 2016 and 2015, and given the observability of the inputs to these estimates, the fair value presented have been assigned a Level 2.

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Renewable unsecured subordinated notes	$29,933,026	$29,954,193	$24,484,498	$24,411,401
Fair value, percent of carrying value	--	100.07	--	99.70

7.	Cash

The Company deposits its unrestricted cash in financial institutions. Balances, at times, may exceed federally insured limits. Cash deposited in trading and collateral accounts may be unavailable at times for immediate withdrawal depending upon business activity. Cash as of the dates indicated was as follows:

	December 31, 2016	December 31, 2015
Continuing operations
Aspirity	$1,299,743	$718,497
REH	-	652,670
Unrestricted cash	$1,299,743	$1,371,167
Aspirity	$219,857	$-
Restricted cash	$219,857	$-

REH
Credit requirements	$-	$730,580
Available for withdrawal	-	1,069,692
Cash in trading accounts	$-	$1,800,272
Aspirity	$25,025	$63,500
REH	-	182,500
Cash in collateral accounts	$25,025	$246,000

8.	Accounts Receivable

Accounts receivable resulting from sales to end-use customers as of the dates indicated:

	December 31, 2016	December 31, 2015
Continuing operations
Aspirity
Energy sales
Billed	314,994	-
Unbilled	219,446	-
Allowance for doubtful accounts	(31,718)	-

REH
Billed	-	2,278,316
Unbilled	-	1,280,000
Accounts receivable	$502,722	$3,558,316

As of December 31, 2016, there were no accounts representing a significant percentage or concentration of receivables.

As of December 31, 2015, REH had one account with a balance greater than 10% of the total. Such amount was owed by a utility with an investment-grade credit rating.

For the years ended December 31, 2016 and 2015, there was $42,000 and $0 expensed for doubtful accounts, respectively.

9.	Property, Equipment, and Furniture

Property, equipment, software, furniture, and leasehold improvements consisted of the following at:

	December 31, 2016	December 31, 2015
Continuing operations
Aspirity
Equipment and software	$23,435	$19,539
Furniture	45,966	41,038
Leasehold improvements	32,968	32,967
Property, equipment and furniture, gross	102,369	93,544
Less accumulated depreciation	(25,278)	(5,373)
Property, equipment, and furniture, net	$77,091	$88,171

REH
Equipment and software	$-	$188,186
Furniture	-	42,118
Leasehold improvements	-	9,148
Property, equipment and furniture, gross	-	239,452
Less accumulated depreciation	-	(109,998)
Property, equipment, and furniture, net	$-	$129,454

Depreciation expense was $38,000 and $47,000 for the years ended December 31, 2016 and 2015, respectively.

10.	Term Loan Receivable From Related Party

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

On November 1, 2015, the loan agreement was amended with respect to the definition of “actual redemptions” and certain of Enterprises’ financial reporting provisions. On January 27, 2016, it was amended to eliminate reimbursement of certain costs incurred by Aspirity as a publicly reporting entity. Effective November 1, 2016, the Term Loan was amended a third time (“Amendment 3”).

Among other things, Amendment 3 revised certain definitions and incorporated a new amortization schedule calling for fixed monthly payments of principal and interest at a fixed annual rate of 15.12% with a balloon payment on the maturity date as compared to the variable payment structure previously in place. The principal amount of the loan was increased to $18,238,000 as of October 1, 2016 to include $429,000 of accrued interest and a loan restructuring fee of $1,163,000.

Amendment 3 also revised the accounting treatment of the mandatory prepayments owed to the Company as the result of the sale by Enterprises of REH, which closed on November 2, 2016, and further provides for certain additional optional prepayments by Enterprises. Pursuant to Amendment 3, both the mandatory prepayments due to the REH sale and the optional prepayments are treated as prepayments of Enterprises’ monthly installment obligations rather than as prepayments of principal. A payment was made in November 2016 of $2,008,000. An additional payment was made on February 3, 2017. See “Note 18 - Subsequent Events”.

Amendment 3 also specifies the conditions under which the Company will release its security interest in the equity interests of Enterprises. See “Note 18 - Subsequent Events”.

Amendment 3 also provides for adjustments in certain of the covenants and agreements of the borrower with respect to monthly reporting, minimum liquidity, liens, and defaults. Mr. Krieger, the owner and CEO of Enterprises and the Company’s Chairman and controlling shareholder, also agreed to assist Aspirity Energy in obtaining certain surety bonds required by its geographic expansion plans. Amendment 3 further provided that the Company and its subsidiaries have no explicit obligation to lend funds to Enterprises, Mr. Krieger, or their affiliates, but that any such request will be considered based on the facts and circumstances existing at the time.

In conjunction with the modifications in Amendment 3, management evaluated the classification of the Term Loan. Its terms are consistent with those likely available from a third party and there is intention to repay. While the loan is not in default, due to recent losses, the historical volatility of its primary business of wholesale electricity trading, and the level of assets in the business, there is no longer significant evidence of collectability of all amounts owed.

Therefore, effective with the date of the amendment, the Term Loan is classified on the balance sheet as a receivable from a related party, a contra-equity account. Subsequent to November 1, 2016, the cost recovery method will be used account for income related to the Term loan. All payments received after the amendment were recognized as equity contributions and reductions to the principal of the loan. Under this method, cash receipts are first applied to reduce the principal balance of the receivable and second to income after all principal has been repaid.

The following table shows the application of the payment of $2,008,000 in November 2016:

Principal balance of Term Loan	$17,074,700
November payment applied to principal	2,008,000

Term Loan receivable from related party as of 12/31/16	$15,066,700

Note that so long as Enterprises and Aspirity were consolidated, the Term Loan was eliminated. Consequently, while the Term Loan is presented on the December 31, 2016 balance sheet within members’ equity, it does not appear on the December 31, 2015 statement.

11.	Debt

Notes payable by instrument are summarized as follows:

	December 31,	December 31,
	2016	2015
Aspirity
Renewable unsecured subordinated notes	$29,933,026	$24,484,498
REH
Revolver	-	1,212,705
Consolidated total, gross	29,933,026	25,697,203
Deferred financing costs
Deferred financing costs, net	465,476	314,025
Consolidated total, net	$29,467,550	$25,383,178

Notes payable by maturity are summarized as follows:

December 31,
2016
2017	$12,430,151
Current maturities	12,430,151
2018	6,120,663
2019	5,864,358
2020	1,324,380
2021	1,135,615
2022 & thereafter	3,057,858
Long term debt, gross	17,502,874
Deferred Financing Costs
Deferred financing costs, gross	934,182
Less accumulated amortization	(468,707)
Deferred financing costs, net	465,475
Long term debt, net	17,037,399
Consolidated total, net	$29,467,550

Deferred financing cost amortization expense was $74,000 and $229,000 for the years ended December 31, 2016 and 2015, respectively.

Bridge Loan

On July 13, 2016 the $500,000 outstanding under the Bridge Loan, along with accrued interest was converted in consideration for 10,000 Class A common units issued to Mr. Krieger.

See “Note 15 – Related Party Transactions”.

Renewable Unsecured Subordinated Notes

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

The Company made cash interest payments during the years ended December 31, 2016 and 2015 of $2,952,000 and $2,314,000 respectively.

For the years ended December 31, 2016 and 2015, we incurred $2,228,000 and $2,081,000, respectively, of offering-related expenses, including marketing and certain printing expenses, legal and accounting fees, filing fees, and trustee fees but excluding amounts capitalized as deferred financing costs and amortized as Notes are sold.

Total accrued interest on the Notes at December 31, 2016 and 2015 was $2,193,000 and $1,503,000, respectively.

As of December 31, 2016, the Company had $29,933,026 of Notes outstanding. The table below shows the amount outstanding based on length of Note:

Term	Principal Amount	Weighted Average Interest Rate
3 months	$473,981	7.74%
6 months	678,219	8.99%
1 year	6,929,881	13.50%
2 years	3,744,409	13.85%
3 years	5,663,717	14.74%
4 years	4,683,939	15.84%
5 years.	4,701,020	15.82%
10 years	3,057,860	15.63%
Total	$29,933,026	14.53%
Weighted average term	42.0 mos

12.	Leases

The Company sub-leases its offices under an agreement that expires on May 31, 2017, with an option to extend. For the years ended December 31, 2016 and 2015, total lease expense was $129,000 and $159,000, respectively. The Company has $106,000 of future minimum lease payments in 2017. The extension option expired unexercised. See “Note 18 – Subsequent Events”.

13.	Defined Contribution 401(k) Savings Plans

All eligible employees may participate in the Company’s Safe Harbor and Roth 401(k) Plans. The Company may match 100% of salary deferrals up to 3% of compensation, plus 50% of salary deferrals in excess of 3% of compensation, up to 5%. During 2016, the Company made no contributions to the Safe Harbor 401(k).

14.	Ownership

Effective November 1, 2015, concurrently with the Distribution, a new Operating Agreement was adopted pursuant to which the Company issued 6,064 new Class B common units to certain members of management and others, constituting 55.00% of the total common units outstanding. The Class B units represented profits interests only and incorporated no governance or voting rights, but were automatically convertible into Class A units, each of which has full financial and voting rights, effective upon FERC approval of the change of control of the Company.

On March 30, 2016, the 6,064 Class B units converted to Class A units pursuant to the adoption of an amended and re-stated Operating Agreement, following the March 18, 2016 approval by FERC of the change in control of the Company per Docket No. EC16-60-000.

On May 11, 2016, the Company granted 114 of its Class A common units to each of its three independent directors, or 342 units in total (the “Director’s Units”). One-third of the Director’s Units issued to each director vested immediately, one-third vested on the first anniversary of the grant date, and one-third vested on the second anniversary of such date. Any unvested units were subject to forfeiture and redemption at a price of $1.00 per unit should the person leave the Company. On June 19, 2016, one of the independent directors died, and 76 of his units were redeemed.

On July 13, 2016, the Company granted 10,000 Class A common units to Mr. Krieger for consideration of both the conversion of the $500,000 bridge loan and associated accrued interest outstanding at the time of conversion, as well as his service as interim CEO.

On November 15, 2016, an independent director resigned and 76 of his Class A units were redeemed.

On November 22, 2016, the Company repurchased 551 of its units for $25,000.

The ownership of the Company’s equity as of December 31, 2016 and 2015 is as presented below:

	December 31,	December 31,
	2016	2015
Non-Voting Units
Series A Preferred	496	496
Total	496	496
Voting Units
Class A Common	20,112	4,960
Total	20,112	4,960

See “Note 18 – Subsequent Events”.

For the years ending December 31, 2016 and 2015, total preferred distributions paid to the owner of the units were $549,000 and $549,000, respectively.

For the years ending December 31, 2016 and 2015, total common distributions paid to the owners of the units were $0 and $1,251,000, respectively.

Unit Based Compensation

The Company does not have a formal Incentive Plan for granting units. Units are granted on an infrequent basis at the Board’s discretion.

Unit based compensation expense for the years ended December 31, 2016 and 2015 was $655,000 and $0, respectively. The Company estimates grant date fair value using a discounted cash flow model as the Company’s units are not publicly traded. This model includes highly subjective inputs including cost of capital and growth projections. The Company used the discounted cash flow model due to limited operations of the Company as well as the lack of publicly trade equity. Unit based compensation is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense. The Company has assumed a zero percent forfeiture rate.

As of December 31, 2016 and 2015, unrecognized compensation cost related to non-vested, unit-based compensation was $44,000 and $0, respectively. As of December 31, 2016, the weighted average years outstanding for unvested awards was 0.5 years and there were 811 unvested units.

On March 30, 2016, 4,410 Class A common units were issued to three officers of the Company pursuant to the adoption of the amended and re-stated Operating Agreement. Approximately 83% of the units vested immediately, while the remaining 17% will vest as described above. See “Note 18 – Subsequent Events”.

On May 11, 2016, 114 units each or 342 Class A common units in total were issued to the Company’s three independent directors. 33% of the units vested immediately, while the remaining 67% will vest as described above.

On July 13, 2016, the Company granted 10,000 Class A common units to Mr. Krieger, all of which vested immediately. This grant was in consideration of both the extinguishment of the bridge loan and associated accrued interest, as well as compensation for Mr. Krieger having served as interim CEO. See “Note 14 – Related Party Transactions”.

Activity related to the granting, vesting, forfeitures, and repurchases of units is as follows:

	2016		2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Class A Common
Nonvested, beginning of the year	—		—	—
Granted	16,406	$86.67	—	—
Vested	(14,892)	$83.43	—	—
Forfeited	(152)	$118.54	—	—
Repurchased	(551)	$118.54	—	—

Nonvested, end of the year	811	$118.54	—	—

15.	Related Party Transactions

The Company and Enterprises are related parties due to ownership by Mr. Krieger. At December 31, 2016, Mr. Krieger directly owned 100% of the Company’s Series A preferred units and 74.26% of its outstanding Class A common and controlled an additional 0.12% of its Class A common owned by an entity formed by him for the benefit of his children. Mr. Krieger controls 100.00% of the common units of Enterprises.

On May 27, 2016, the Company and Mr. Krieger entered into a bridge loan agreement for borrowings of up to $500,000. Effective July 13, 2016, all borrowings under such agreement were extinguished and the agreement was canceled, in partial exchange for the issuance of 10,000 Class A common units. See also “Note 13 – Ownership”.

For the year ended December 31, 2016, the Company recognized $2,579,000 of financial services revenue related to the Term Loan, of which $715,000 was eliminated upon consolidation. As of December 31, 2016, the balance of the Term Loan receivable from related party was $15,067,000.

Effective March 31, 2017, the Company repurchased and concurrently retired all 496 outstanding units of its Series A Preferred in exchange for a Subordinated Promissory Note in the principal amount of $2,745,000 from Mr. Krieger. The note bears simple interest at an annual rate of 20% and no payments of principal and interest are required until maturity on December 31, 2019. The Company may prepay the note at any time prior to maturity without penalty. The note is subordinated to all senior indebtedness of the Company and is not guaranteed by any subsidiaries, affiliates, or control persons of the Company.

In relation to the former employee litigation as described in Note 16 – Commitments and Contingencies, the Company agreed to pay the settlement amount above and beyond the amount previously escrowed for the litigation – that amount was $359,000. The litigation was against Mr. Krieger.

On February 7, 2017, Aspirity Financial, a wholly owned subsidiary of the Company, as lender entered into a loan agreement with Enterprises as borrower, pursuant to which the lender agreed to extend a loan to the borrower in the principal amount of $1,000,000 for working capital purposes. Concurrently with the execution of the loan agreement, the borrower issued a promissory note to the lender in the principal amount of $1,000,000, bearing interest at a fixed rate of 8.00%. The note may be prepaid in whole or in part by the borrower at any time without premium or penalty. The final payment was made on April 4, 2017. The borrower’s controlling member is Timothy S. Krieger, who is the Company’s chairman and controlling member. Mr. Krieger has agreed to personally guarantee the performance of all of the borrower’s obligations under the note and loan agreement, including repayment of all amounts due. Due to the loan being with a related party, the Board voted on and approved the loan - Mr. Krieger abstained from voting on approving the transaction.

See also “Note 10 - Term Loan” and “Note 18 – Subsequent Events”.

16.	Commitments and Contingencies

Preferred Supply Agreement

On March 30, 2016, Aspirity Energy entered into a full requirements preferred supply agreement with Exelon to provide all the power and ancillary services needed to serve retail customers for an initial term expiring on March 30, 2019. Concurrently, the Company entered into a guaranty to provide assurance to Exelon regarding the performance of Aspirity Energy’s obligations with respect to payment for electricity purchased pursuant to the agreement.

As of December 31, 2016, the Company was not in compliance with one of its covenants in the agreement with Exelon. However, since the Company and Exelon are currently in the process of amending the Base Confirmation, Exelon has granted a waiver to the Company for this covenant through December 31, 2016.

As of December 31, 2016, under the PSA, the Company had deferred payables for power purchases of $907,000, which are included in our accounts payable balance. The Company can continue to defer payments up to the deferral capacity as defined in the PSA. The deferral capacity is calculated using several components, primarily the value of receivables from customers and the forward value of customer contracts, based on information as of December 31, 2016.

Former Employee Litigation

On February 1, 2011, Twin Cities Power Holdings LLC or “TCPH”, now known as Aspirity Holdings, commenced a major restructuring of the operations of its then subsidiary, Twin Cities Power – Canada (“TCPC”). All personnel were terminated, although several were subsequently re-hired. Later in the year, three former employees of TCPC commenced legal proceedings and brought separate summary judgment applications seeking damages aggregating over C$3,367,000 for wrongful dismissal and payment of performance bonuses. The Company filed a counterclaim for over C$3,096,000 against the former employees for losses suffered, inappropriate expenses, and related matters. On October 12, 2011, FERC initiated a formal non-public investigation into power scheduling and trading activity in MISO for the period from January 1, 2010 through May 31, 2011 by certain of the former employees of TCPC who were terminated on February 1, 2011, including two of the three persons suing the Company.

On June 12, 2014, FERC issued a Notice of Alleged Violations (“NAV”) indicating that during the period from January 1, 2010 through January 31, 2011, certain affiliated companies of TCPH, and former TCPC employees violated the FERC’s prohibition on electric energy market manipulation by scheduling and trading physical power in MISO to benefit related swap positions that settled based on real-time MISO prices. On December 30, 2014, settlement was agreed to with FERC regarding the investigation and the NAV.

On April 24, 2015, the Company commenced a new action against a former employee of TCPC claiming amounts owing in relation to the FERC settlement arising from his conduct as an employee. On June 1, 2015, the financial obligations of the Company under the FERC settlement agreement were transferred with the sale of the equity interests of TCP. During the restructuring in 2015, the cash security posted with the Court of Queen’s Bench and all former employee litigation was transferred from the Company to Enterprises.

With respect to the former employee litigation, as of December 31, 2015, a case management justice had been appointed to assist in scheduling and with any required motions and a trial date was set for April 2017.

On March 17, 2017, the defendants in the former employee litigation, including the Company, agreed to settle the claims of the three former employees, which were scheduled for trial in April 2017. The settlement terms are confidential, but include deferred payments such that the settlement will not be complete until January 2018. The Company agreed to pay $359,000 as part of the settlement.

The claim by Enterprises against the remaining former employee is ongoing and remains in the document disclosure stage. Due to the uncertainty surrounding the outcome of that litigation, the Company is unable to determine a range of reasonably possible outcomes for the Sharma action.

Legal fees, if any, related to commitments and contingencies are expensed as incurred.

17.	Segment Information

As of December 31, 2016, the Company established two segments used to measure business activity – retail energy services and financial services. For the year ended December 31, 2016, the Company accounted for the Legacy Businesses operated by Enterprises except for the retail energy services segment as discontinued operations. Certain amounts reported in prior periods have been reclassified to conform to the current period’s presentation.

Prior to Amendment 3, financial services includes the Term Loan and all revenue associated with the Loan.

Retail energy includes all retail electricity operations. This segment includes all retail energy, the cost of energy, as well as support costs such as customer service costs, sales and marketing, and other general and administrative costs.

Corporate includes all compensation for employees and other ancillary expenses, as well as the Notes and related interest expense.

All assets are held in the United States and all sales were within the United States.

No single customer accounted for over 10% of the Company’s consolidated retail energy revenues in 2016 or 2015.

All financial services revenue came from the Term Loan which represents a concentration of credit risk.

See “Note 3 – Variable Interest Entities”, “Note 4 - Discontinued Operations”, and “Note 5 – Summary Consolidated Financial Information”.

Information on segments for the year ended December 31, 2016 is as follows:

	Aspirity		Enterprises	Corporate,
	Financial Services	Retail Energy	Retail Energy	Net of Eliminations	Consolidated Total

Year Ended December 31, 2016
Retail energy services	$-	$2,094,730	$9,583,434	$-	$11,678,164
Financial services (Note 15)	2,578,732	-	-	(714,533)	1,864,199
Revenues, net.	2,578,732	2,094,730	9,583,434	(714,533)	13,542,363

Cost of retail energy sold	-	1,766,097	8,243,461	-	10,009,558
Sales, marketing, and customer service	-	4,510,427	341,209	186,119	5,037,755
Other general and administrative	-	249,436	1,157,808	5,423,882	6,831,126
Operating costs and expenses	-	6,525,960	9,742,478	5,610,001	21,878,439
Operating income (loss)	2,578,732	(4,431,230)	(159,044)	(6,324,534)	(8,336,076)
Interest expense	-	15,930	67,371	4,244,199	4,327,500
Other income	-	(121)	(118,944)	349,198	230,133
Other expense, net	-	15,809	(51,573)	4,593,397	4,557,633
Net loss	$2,578,732	$(4,447,039)	$(107,471)	$(10,917,931)	$(12,893,709)

Capital expenditures	$-	$8,824	$11,568	$-	$20,392

At December 31, 2016
Unrestricted cash	$-	$45,746	$-	$1,253,997	$1,299,743
Restricted cash	-	219,857	-	-	219,857
Cash in collateral accounts	-	25,025	-	-	25,025
Accounts receivable	-	502,722		-	502,722
Prepaid expenses and other assets	-	17,950	-	69,156	87,106
Total current assets	-	811,300	-	1,323,153	2,134,453
Property, equipment and furniture, net	-	-	-	77,091	77,091
Total assets	$-	$811,300	$-	$1,400,244	$2,211,544

Accounts payable	$-	$962,990	$-	$144,510	$1,107,500
Accrued expenses	-	306,917	-	434,646	741,563
Accrued interest	-	-	-	2,193,407	2,193,407
Renewable unsecured subordinated notes	-	-	-	29,467,550	29,467,550
Total liabilities	-	1,269,907	-	32,240,113	33,510,020

Series A preferred equity	-	-	-	2,745,000	2,745,000
Term Loan receivable from related party	(15,066,701)	-	-	-	(15,066,701)
Common equity	15,066,701	(458,607)	-	(33,584,869)	(18,976,775)
Total members' equity (deficit)	-	(458,607)	-	(30,839,869)	(31,298,476)
Total liabilities and equity	$-	$811,300	$-	$1,400,244	$2,211,544

Information on segments for the year ended December 31, 2015 is as follows:

	Aspirity		Enterprises	Corporate,
	Financial Services	Retail Energy	Retail Energy	Net of Eliminations	Consolidated Total
Year Ended December 31, 2015
Retail energy services	$-	$-	$30,109,090	$-	$30,109,090
Financial services (Note 15)	2,877,149	-	-	(2,877,149)	-

Revenues, net	2,877,149	-	30,109,090	(2,877,149)	30,109,090
Cost of retail energy sold	-	-	26,663,003	-	26,663,003
Sales, marketing, and customer service	-	7,000	1,325,721	-	1,332,721
Other general and administrative	-	10,541	4,899,067	3,762,439	8,672,047
Operating costs and expenses	-	17,541	32,887,791	3,762,439	36,667,771
Operating income (loss)	$2,877,149	$(17,541)	$(2,778,701)	$(6,639,588)	$(6,558,681)
Interest expense	-	-	2,139,584	328,784	2,468,368
Other income	-	-	(274,566)	109,258	(165,308)
Other expense, net	-	$-	1,865,018	438,042	2,303,060
Net loss	$2,877,149	$(17,541)	$(4,643,719)	$(7,077,630)	$(8,861,741)
Capital expenditures	$-	$146,934	$-	$93,545	$240,479
At December 31, 2015
Unrestricted cash	$-	$100,965	$652,670	$617,532	$1,371,167
Cash in trading accounts	-	-	1,800,272	-	1,800,272
Accounts receivable	258,569	-	3,558,316	(258,569)	3,558,316
Term Loan - current (Note 15)	8,461,853	-	-	(8,461,853)	-
Prepaid expenses and other assets	-	75,793	456,129	(203,669)	328,253
Discontinued operations – current	-	-	-	11,084,264	11,084,264
Total current assets	8,720,422	176,758	6,467,387	2,777,705	18,142,272
Property, equipment and furniture, net	-	-	129,453	88,172	217,625
Term Loan - non-current (Note 15)	11,786,333	-	-	(11,786,333)	-
Discontinued operations - non-current	-	-	-	10,325,332	10,325,332
Total assets	$20,506,755	$176,758	$6,596,840	$1,404,876	$28,685,229
Accounts payable	$269,312	$2,925	$2,457,144	$(258,026)	$2,471,355
Accrued expenses	-	-	2,090,227	-	2,090,227
Accrued interest and distributions	-	-	19,741	1,483,020	1,502,761
Revolver	-	-	1,198,851	13,854	1,212,705
Renewable unsecured subordinated note	-	-	-	24,170,473	24,170,473
Liabilities of discontinued operations	-	-	-	5,288,675	5,288,675
Total liabilities	269,312	2,925	5,765,963	30,697,996	36,736,196
Series A preferred equity	-	-	-	2,745,000	2,745,000
Common equity	20,237,443	173,833	893,734	(28,804,590)	(7,499,580)
Non-controlling interest	-	-	(62,857)	(3,233,530)	(3,296,387)
Total equity (deficit)	20,237,443	173,833	830,877	(29,293,120)	(8,050,967)
Total liabilities and equity	$20,506,755	$176,758	$6,596,840	$1,404,876	$28,685,229

18.	Subsequent Events

From January 1 to April 24, 2017, the Company sold Notes totaling $1,702,000 with a weighted average term of 34.9 months and bearing a weighted average interest rate of 13.3%.

On January 3, 2017 the Company issued 551 new, fully vested units of its Class A common to an employee and concurrently removed all forfeiture provisions associated with the units held by him prior to such date. Also on such date, the Company retired and returned to authorized but unissued status, 551 Class A Common units repurchased on November 22, 2016.

On February 3, 2017, Enterprises made a second prepayment of $1,850,000 on the Term Loan as called for in Amendment 3, consisting of a mandatory prepayment of $850,000 of REH sale proceeds net of expenses and $1,000,000 as an optional prepayment.

On February 7, 2017, Aspirity Financial, a wholly owned subsidiary of the Company, as lender entered into a loan agreement with Enterprises as borrower, pursuant to which the lender agreed to extend a loan to the borrower in the principal amount of $1,000,000 for working capital purposes. Concurrently with the execution of the loan agreement, the borrower issued a promissory note to the lender in the principal amount of $1,000,000, bearing interest at a fixed rate of 8.00%. The note may be prepaid in whole or in part by the borrower at any time without premium or penalty. The final payment was made on April 4, 2017. The borrower’s controlling member is Timothy S. Krieger, who is the Company’s chairman and controlling member. Mr. Krieger has agreed to personally guarantee the performance of all of the borrower’s obligations under the note and loan agreement, including repayment of all amounts due. Due to the loan being with a related party, the Board voted on and approved the loan - Mr. Krieger abstained from voting on approving the transaction.

On February 10, 2017, Enterprises having met the conditions of release specified in Amendment 3 of the Term Loan Agreement, the Company terminated its security interest in the equity interests of Enterprises.

On March 24, 2017, we signed a new lease for headquarters office space at 12800 Whitewater Drive, Minneapolis MN 55343. Our lease is for approximately 7,200 square feet, expires on October 31, 2024, and calls for average monthly occupancy expenses for the first lease year commencing June 1, 2017 of $9,209, consisting of rent and operating expenses of $3,413 and $5,796, respectively. Future minimum lease payments are as follows:

Years Ended December 31,

2017	$52,272
2018	137,183
2019	166,950
2020	178,002
2021	183,876

Total	$718,283

Effective March 31, 2017, the Company repurchased 496 units of its outstanding Series A Preferred Units held by Tim Krieger in exchange for a Subordinated Promissory Note in the principal amount of $2,745,000 bearing a simple interest at the annual rate of 20%. No payments of principal or interest are required during the term of the Note, but all unpaid principal and accrued interest is due and payable on December 31, 2019. The Company may prepay principal and interest at any time prior to the Maturity Date without penalty and the Note is subordinated to all senior indebtedness of the Company and is not guaranteed by any subsidiaries, affiliates, or control persons of the Company. The Company retired all of the Series A Units, leaving none issued and outstanding.

The Company has evaluated subsequent events occurring through the date that the financial statements were issued.

19. Restated Financial Information

Overview and Background

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2015 as filed on Form 10-K on April 15, 2016, management determined that three line items within the members’ equity section of the balance sheet and within the statement of changes in members’ equity (deficit) – common equity, total members’ equity and non-controlling interest – should be restated to correct the presentation of amounts previously reported.

These adjustments had no effect on the remainder of the Company’s balance sheet or total equity, consolidated statement of comprehensive income, or operating, investing or financing activities within the consolidated statements of cash flows. The following table summarizes the effects of the restatement on the Company’s consolidated financial statements as filed on May 23, 2016:

	As Previously Reported(1)	Adjustments	As Restated(2)

Balance Sheet at December 31, 2015
Common equity	$(1,646,963)	$(5,852,617)	$(7,499,580)

Total members' equity (deficit)	$1,098,037	$(5,852,617)	$(4,754,580)

Non-controlling interest	$(9,807,776)	$5,852,617	$(3,955,159)

1 – As previously reported on Form 10-K, filed on April 15, 2016

2 – As previously corrected on Form 10-K/A, filed on May 23, 2016

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2016, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. In light of these material weaknesses, management completed additional procedures and analyses to validate the accuracy and completeness of the financial results impacted by the control deficiencies and concluded the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

Management’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, in addition, projections of any evaluation or effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (the 2013 framework).

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 as a result of material weaknesses in the following areas of: control environment, risk assessment, control activities, information, and communication and monitoring. These deficiencies related to the following matters:

These deficiencies related to the following matters:

Control Environment

●	Management did not effectively execute a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting. Due to limited personnel in the accounting and reporting function, proper segregation of duties and restriction of access was not achieved.
●	There were not adequate mechanisms and oversight to ensure accountability for the performance of internal control over financial reporting responsibilities and to ensure corrective actions were appropriately prioritized and implemented in a timely manner.
●	The Audit Committee of the Board of Directors does not have an adequate level of independent directors with appropriate experience and therefore has not been able to exercise sufficient oversight of the development and performance of the Company’s internal control over financial reporting.

Risk Assessment

●	Management did not adequately identify or evaluate risks that could significantly impact internal control over financial reporting or determine and prioritize how those risks should be addressed.

Control Activities

●	The Company did not select, design, and/or implement control activities to appropriately address all financial reporting risks and ensure that there was proper segregation of duties. This resulted in design and operating effectiveness deficiencies in its internal control over financial reporting.

●	The Company’s documentation of certain accounting policies and procedures, oversight of the preparation and review of the financial statements and related disclosures, and the review and assessment of the application of the appropriate U.S. GAAP for new, unusual or significant transactions was insufficient.

Information and Communication and Monitoring

●	The Company’s internal control assessment process, including documentation of processes and controls and the maintenance of such documentation was not adequate.
●	The communication of internal control objectives and responsibilities was not adequate and timely to support the functioning of internal controls.

The evaluation of internal controls, communications of deficiencies and remediation of internal control deficiencies was not adequate to ensure that internal controls were operating effectively.

Remediation Status of Reported Material Weaknesses

The Company is currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses including implementing new or enhancing existing controls. The Company is committed to maintaining a strong internal control environment and to ensure that a proper, consistent tone is communicated throughout the organization, including the expectation that previously existing deficiencies will be remediated through implementation of processes and controls to ensure strict compliance with U.S. GAAP.

We will continue to evaluate the adequacy of our accounting resources and are working to improve financial reporting skills and experience or augment accounting resources with qualified consulting resources to ensure we have sufficient staffing to conduct enhanced financial reporting procedures and complete our remediation efforts. We are working to change processes to ensure appropriate segregation of duties and access within the accounting systems.

We are in the process of identifying an additional independent director to add to the Audit Committee of the Board of Directors with experience as a financial expert.

While progress has been made to remediate some of these areas, as of December 31, 2016, we are still in the process of developing and implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. The material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B – Other Information

None.

Part III

Item 10 – Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Pursuant to the terms of our Amended and Restated Operating Agreement, as amended, our affairs are managed by our board of directors (the “Board”). Directors hold office until the election and qualification of their successors and generally serve the same role as directors do for corporations. Officers are elected by the Board and serve at their direction.

The following table lists our executive officers and directors as of March 31, 2017:

Name	Age	Position
Timothy S. Krieger	51	Chairman of the Board
Scott C. Lutz	58	President, Chief Executive Officer, and Director
Wiley H. Sharp III	60	Vice President, Chief Financial Officer, and Secretary
Paul W. Haglund	51	Director, Chair of the Audit Committee

Timothy S. Krieger founded the Company in July 2006 and served as the Chairman of the Board, Chief Executive Officer and President of the Company and its predecessors from their dates of inception through the date of the Distribution, and continues to serve as our Chairman of the Board. Concurrent with the Distribution, Mr. Krieger resigned from all other officer positions with Aspirity and its subsidiaries, however, from July 13, 2016 to August 15, 2016, he served as Interim President and Chief Executive Officer upon the resignation of the prior President and Chief Executive Officer and before the appointment of Mr. Lutz to such positions and described below. Mr. Krieger currently serves as the Chairman of the Board and Chief Executive Officer of Enterprises. Until January 2010, Mr. Krieger was a governor, co-founder, and the Secretary and Treasurer of Fairway Dairy & Ingredients, LLC (“FDI”), a buyer and seller of dairy commodities, and FDI’s affiliates. Mr. Krieger graduated from Iowa State University in 1989 with a BBA in marketing. The principal qualifications that led to Mr. Krieger’s selection as a Director include his extensive experience with the Company and its businesses.

Scott C. Lutz was appointed President, Chief Executive Officer, and a Director of the Company on August 15, 2016. Prior to that time, he served as Vice President and Chief Marketing Officer of the Company effective as of the Distribution Date. Prior to that, Mr. Lutz was an employee of our former subsidiary, Apollo, since May 2015. Before joining Apollo, he worked as a consultant for TK&O Catalysts, a boutique consultancy combining business strategy and commercialization tactics, which Mr. Lutz founded in June 2012. From October 2010 through June 2012, Mr. Lutz served as CEO of Grocery Shopping Network, Inc., an early stage company building digital loyalty solutions for consumers, retailers and advertisers. Prior to that, he served as Chief Marketing Officer for Life Time Fitness, a $1.6B health & wellness fitness club operator, from May 2008 through June 2012. Over the past 25 years, Mr. Lutz has held C-level officer and executive roles at Best Buy, General Mills and Procter & Gamble as well as serving on the boards of multiple private and non-profit organizations. Mr. Lutz presently serves on the board of directors for The E. A. Sween Company and Emergency Physicians P.A. Mr. Lutz graduated from the University of Missouri with a BS in Chemical Engineering (1981). The principal qualifications that led to Mr. Lutz’ selection as a Director include his extensive experience with the Company.

Wiley H. Sharp III was appointed Vice President and Chief Financial Officer of the Company on March 6, 2012. Mr. Sharp is also a co-founder and Partner of Altus Financial Group LLC, a boutique investment banking firm specializing in the institutional placement of senior debt facilities, junior capital, and project financing, a position he has held since 2005. From March 2012 to April 2015, Mr. Sharp was a non-employee registered representative of First Liberties Financial. From May to October 2011, Mr. Sharp also served as Vice President - Finance for Christopher & Banks Corporation, a publicly traded retailer of women’s clothing. Mr. Sharp graduated from Tulane University in 1979 with a BS in management. He has held Series 79 (Investment Banking Representative), Series 7 (General Securities Representative), and Series 63 (Uniform State Securities Law) FINRA licenses.

Paul W. Haglund became a Director of the Company on June 30, 2015 and currently serves as Chair of the Audit Committee. Since 1994, he has owned and operated Paul Haglund & Co., LLC, a public accounting practice headquartered in Lakeville, MN that serves small businesses and individuals. He graduated from the College of St. Thomas in 1988 with a degree in accounting. The principal qualifications that led to Mr. Haglund’s selection as a Director include his extensive financial background.

Other Directors

On July 13, 2016, due to health reasons, Mark A. Cohn, our former President, Chief Executive Officer, and a director, resigned from all positions with the Company and its subsidiaries and Mr. Krieger assumed the roles of President and Chief Executive Officer of the Company and its subsidiaries in addition to his role as Chairman of the Board.

On August 15, 2016, Mr. Krieger resigned as President and CEO and as of the same date, Mr. Lutz was appointed as President, Chief Executive Officer, and a director of the Company.

On July 25, 2016, Jeffrey L. Houdek joined the Board. On November 15 and 16, 2016, David B. Johnson and Mr. Houdek, respectively, both resigned as directors of the Company for different personal reasons.

Board Composition, Election of Directors, and Committees

Our Board currently consists of three members. The Company is actively seeking two additional persons to serve as independent directors. All directors serve for an indefinite term until the election and qualification of their successors. One of our directors is independent as defined by the applicable rules of The Nasdaq Stock Market. While we have not applied for listing on Nasdaq or any other securities exchange or market, we have chosen to apply Nasdaq’s independence standards in making our determination of independence.

Our Board has established Audit, Compensation, and Investment Committees. Our independent director serves on each committee and the chairmanship of each rotates on an annual basis based upon the date of delivery of the prior year’ annual audit.

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

Item 11 - Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our Principal Executive Officer (“PEO”) and named executive officers during the years ended December 31, 2016 and 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Incentive Compen-sation ($) (1)	All Other Compen-sation ($) (2)	Total ($)

Timothy S. Krieger	2016	-	-	159,168	-	159,168
Chairman of the Board, President, and Chief Executive Officer; PEO until October 31, 2015; PEO from July 13, 2016 to August 15, 2016	2015	600,000	-	-	14,717	614,717

Mark A. Cohn	2016	130,000	-	196,067	11,588	337,655
President and Chief Executive Officer of Aspirity Energy; President and Chief Executive Officer of the Company and PEO after November 1, 2015 until July 13, 2016	2015	240,000	-	-	7,276	247,276

Scott C. Lutz	2016	185,000	-	92,531	29,052	306,583
President and Chief Executive Officer of the Company and PEO after August 15, 2016; Vice President and Chief Marketing Officer, Aspirity Energy and the Company after November 1, 2015 until August 14, 2016	2015	119,971	-	-	-	119,971

Wiley H. Sharp III	2016	185,000	-	196,067	9,932	390,999
Vice President, Chief Financial Officer, and Secretary	2015	176,500	-	-	9,702	186,202

Jeremy E. Schupp	2016	53,958	-	-	5,592	59,550
Vice President and Chief Operating Officer, Aspirity Energy and the Company after November 1, 2015 until April 16, 2016	2015	57,516	-	-	133	57,649

Keith W. Sperbeck	2016	-	-	-	-	-
Vice President - Operations and Secretary until October 31, 2015	2015	180,000	37,500	-	20,000	237,500

Stephanie E. Staska	2016	-	-	-	-	-
Vice President – Chief Risk Officer until October 31, 2015	2015	180,000	-	-	13,762	193,762

1	The Company does not have a formal incentive stock plan, non-equity incentive plan, or non-qualified deferred compensation plan. Units are granted on an infrequent basis at the Board’s discretion.
2	Other compensation consists of health care premiums paid on behalf of the employee and, in the case of Ms. Staska, tuition reimbursement.

Outstanding Equity Awards

The Company does not have a formal incentive stock plan, non-equity incentive plan, or non-qualified deferred compensation plan, and consequently, there were no stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation earnings for any of our named executive officers outstanding as of the end of our last completed fiscal year.

Director Compensation

The Company pays its non-employee directors an annual retainer for Board service of $30,000, an annual committee chair fee of $3,500, and an annual committee member fee of $2,000, with all such fees payable in four equal quarterly installments on the first day of each of April, July, October, and January, commencing with April 1, 2016.

While the Company does not have a formal incentive stock plan, non-equity incentive plan, non-qualified deferred compensation plan, or provide retirement benefits for directors, on May 11, 2016, the Company granted 114 Class A common units to each of its three independent directors at the time – William M. Goblirsch, Paul W. Haglund, and David B. Johnson – subject a certain vesting, forfeiture, and redemption provisions.

On June 19, 2016, Mr. Goblirsch died and 76 of his units were redeemed for $1.00 each. On November 15, 2016, Mr. Johnson resigned and 76 of his Class A units were redeemed, also for $1.00 each.

The amount of compensation each director received in 2016 is shown in the table below:

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Timothy S. Krieger	37,500	-	37,500

William M. Goblirsch	17,617	4,505	22,121

Paul W. Haglund	37,500	7,883	45,383

Jeffrey L. Houdek (1)	11,745	-	11,745

David B. Johnson	32,864	7,883	40,747

1	On November 16, 2016, Mr. Houdek resigned from the board.

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

Employment Agreements

The following are summaries of our employment and consulting agreements with our named executive officers:

Timothy S. Krieger: On January 1, 2012, TCPH entered into an employment agreement with Mr. Krieger, which was last amended, effective January 1, 2015. Pursuant to the amended employment agreement, Mr. Krieger received a salary of $50,000 per month from the Company. Mr. Krieger’s employment agreement with the Company was terminated effective with the Distribution Date.

Mr. Krieger is the beneficial owner of 100% of the Company’s outstanding preferred equity interests and was the owner of 99.5% of its outstanding common equity interests until March 18, 2016, the date of the FERC approval, at which point his percentage interest in the Company’s financial rights dropped to 45%.

Scott C. Lutz: Effective January 1, 2016, by mutual consent, Mr. Lutz and the Company terminated an earlier agreement between he and the Company and entered into a new agreement. The new agreement provided for Mr. Lutz to perform the duties of Vice-President and Chief Marketing Officer commencing on January 1, 2016. On August 15, 2016, Mr. Lutz was appointed as the Company’s President and Chief Executive Officer, and effective January 10, 2017, the agreement was amended to reflect such appointment. In addition, the agreement will automatically extend for successive one-year terms unless either Mr. Lutz or the Company provides 90-day notice to terminate the agreement. Under the agreement, as amended, Mr. Lutz is entitled to receive a base salary of $240,000 and is eligible to receive an annual bonus pursuant to an incentive plan approved by the Board of Directors of the Company. In addition, If Mr. Lutz’s employment is terminated for reasons other than cause, he will receive twelve months of severance pay. If Mr. Lutz’s employment is terminated for any reason, he has agreed to non-competition, non-solicitation, and non-disparagement covenants for a period of twelve months. Further, the agreement provides for certain benefits for Mr. Lutz, and certain additional protections for the Company, in the event of a change of control.

Wiley H. Sharp III: Effective January 1, 2016, by mutual consent, Mr. Sharp and the Company terminated the amended employment agreement then in effect and entered into a new agreement. The new agreement provides for Mr. Sharp to perform the duties of Vice-President and Chief Financial Officer commencing on January 1, 2016 and continuing through December 31, 2016. In addition, the agreement will automatically extend for successive one-year terms unless either Mr. Sharp or the Company provides 90-day notice to terminate the agreement. Under the agreement, Mr. Sharp is entitled to receive a base salary of $185,000 and is eligible to receive an annual bonus pursuant to an incentive plan approved by the Board of Directors of the Company. In addition, If Mr. Sharp’s employment is terminated for reasons other than cause, he will receive twelve months of severance pay. If Mr. Sharp’s employment is terminated for any reason, he has agreed to non-competition, non-solicitation, and non-disparagement covenants for a period of twelve months. Further, the agreement provides for certain benefits for Mr. Sharp, and certain additional protections for the Company, in the event of a change of control. Mr. Sharp’s most recent employment agreement expired on December 31, 2016 and he is currently an “at will” employee at a base salary of $190,550 annually.

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

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning beneficial ownership of our common units as of March 15, 2017 for:

●	Each director;

●	Executive officers as set forth in the Summary Compensation Table;

●	Each holder of five percent or more; and

●	The directors and current executive officers as a group.

Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table.

	Voting Units
Name and Principal Position of Beneficial Owner	Class A Common Units	Percent of Voting Rights

Timothy S. Krieger (1)	14,960	70.52%
Chairman of the Board

Mark A. Cohn	1,654	7.80%
Former President, Chief Executive Officer, and Director

Scott C. Lutz	1,653	7.79%
President, Chief Executive Officer, and Director

Wiley H. Sharp III	1,654	7.80%
Vice President, Chief Financial Officer, and Secretary

Jeremy E. Schupp	-	0.00%
Former Vice President and Chief Operating Officer

Keith W. Sperbeck	1,103	5.20%
Former Vice President of Operations and Secretary

Stephanie E. Staska	-	0.00%
Former Vice President and Chief Risk Officer

Paul B. Haglund (2)
Director	114	0.54%

All directors and current executive officers as a group (4 persons)	18,381	86.65%

1	Includes 25 Class A units held by Summer Enterprises, LLC, a company controlled by Mr. Krieger.

2	Units are subject to the risk of forfeiture upon payment of $1.00 per unit as follows: after May 12, 2017 but before May 11, 2018, 38 units and after May 12, 2018 but before May 11, 2019, 38 units.

Item 13 – Certain Relationships, Related Transactions, and Director Independence

The following is a description of certain transactions and relationships between us and our directors, officers, and other affiliates during 2016. Other than in connection with the transactions described below, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of our units, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.

Our Board currently consists of three members with two vacancies. All directors serve for an indefinite term until the election and qualification of their successors. One of our directors is independent as defined by the applicable rules of The Nasdaq Stock Market. While we have not applied for listing on Nasdaq or any other securities exchange or market, we have chosen to apply Nasdaq’s independence standards in making our determination of independence.

Term Loan

The Company and Enterprises are related parties due to common ownership by Mr. Krieger. As of December 31, 2016, Mr. Krieger owned 100% of the Company’s Series A Preferred Units and controlled 70.52% of its Class A Common Units. As of the same date, Mr. Krieger controlled 100% of the Common Units of Enterprises.

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

On November 1, 2015, the loan agreement was amended with respect to the definition of “actual redemptions” and certain of Enterprises’ financial reporting provisions. On January 27, 2016, it was amended to eliminate reimbursement of certain costs incurred by Aspirity as a publicly reporting entity. Effective November 1, 2016, the Term Loan was amended a third time (“Amendment 3”).

Among other things, Amendment 3 revised certain definitions and incorporated a new amortization schedule calling for fixed monthly payments of principal and interest at a fixed annual rate of 15.12% with a balloon payment on the maturity date as compared to the variable payment structure previously in place. The principal amount of the loan was increased to $18,238,000 as of October 1, 2016 to include an additional $1,592,000 of accrued interest.

Amendment 3 also revised the accounting treatment of the mandatory prepayments owed to the Company as the result of the sale by Enterprises of REH, which closed on November 2, 2016, and further provides for certain additional optional prepayments by Enterprises. Pursuant to Amendment 3, both the mandatory prepayments due to the REH sale and the optional prepayments are treated as prepayments of Enterprises’ monthly installment obligations rather than as prepayments of principal. A prepayment was made on November 3, 2016 of $2,008,000 and an additional prepayment of $1,850,000 was made on February 3, 2017.

Amendment 3 also specifies the conditions under which the Company will release its security interest in the equity interests of Enterprises and provides for adjustments in certain of the covenants and agreements of the borrower with respect to monthly reporting, minimum liquidity, liens, and defaults. On February 10, 2017, having met the specified conditions, the Company released its security interest in the equity interests of Enterprises, effective February 3, 2017.

Pursuant to Amendment 3, Mr. Krieger, the owner and CEO of Enterprises and the Company’s Chairman and controlling shareholder, also agreed to assist Aspirity Energy in obtaining certain surety bonds required by its geographic expansion plans. Amendment 3 further provided that the Company and its subsidiaries have no explicit obligation to lend funds to Enterprises, Mr. Krieger, or their affiliates, but that any such request will be considered based on the facts and circumstances existing at the time.

Note that so long as Enterprises and Aspirity were consolidated, the Term Loan was eliminated. Consequently, while it is presented on the December 31, 2016 balance sheet, it does not appear on the December 31, 2015 statement.

For the year ended December 31, 2016, Enterprises paid the Company total interest and total principal of $7,891,000.

Bridge Loan

On May 27, 2016, the Company entered into a loan agreement with Mr. Krieger, pursuant to which it could borrow up to $500,000. The full amount of this bridge loan was advanced as of July 1, 2016. Effective as of July 13, 2016, the Company granted 10,000 Class A common units to Mr. Krieger for consideration of both the extinguishment of the loan outstanding at the time of conversion and his service as interim President and CEO. For the year ended December 31, 2016, the Company accrued $13,000 in total interest.

Conversion of Preferred Stock

Effective March 31, 2017, the Company repurchased and concurrently retired all 496 outstanding units of its Series A Preferred in exchange for a Subordinated Promissory Note in the principal amount of $2,745,000 to Mr. Krieger. The note bears simple interest at an annual rate of 20% and no payments of principal and interest are required until maturity on December 31, 2019. The Company may prepay the note at any time prior to maturity without penalty. The note is subordinated to all senior indebtedness of the Company and is not guaranteed by any subsidiaries, affiliates, or control persons of the Company.

Indemnification of Former Employee Litigation

In relation to the former employee litigation as described in Note 16 – Commitments and Contingencies, the Company agreed to pay the settlement amount above and beyond the amount previously escrowed for the litigation – that amount was $359,000. The litigation was against Mr. Krieger.

Item 14 – Principal Accountants’ Fees and Services

On February 19, 2016, the Board of the Company, based on the recommendation of the Audit Committee, approved the appointment of Deloitte & Touche LLP (“Deloitte”) to serve as its independent registered public accounting firm for the fiscal year ending December 31, 2016 and concurrently dismissed Baker Tilly Virchow Krause, LLP (“BTVK”) from such position, effective upon issuance by BTVK of its reports on the Company’s financial statements as of and for the year ended December 31, 2015.

Services provided by BTVK in 2015 included the audit of consolidated financial statements of the Company, reviews of interim consolidated financial information, and consultation on matters related to accounting and financial reporting. BTVK had audited the Company’s consolidated financial statements since 2009.

Audit and Non-Audit Fees

The following table presents fees for professional services performed by Deloitte and BTVK for the audit of the Company’s annual financial statements for 2016 and 2015, the review of the Company’s interim consolidated financial statements for the first, second, and third quarters of 2016 and 2015, and for audit-related, tax, and other services performed in 2016 and 2015.

	Years ended December 31,
	2016	2015
Audit fees (1)	$571,742	$240,800
Tax fees (2)	91,236	76,656
Other fees (3)	-	-
Audit related fees (4)	-	117,018
Total	$662,978	$434,474

1	“Audit fees” includes the annual audits of the Company’s consolidated financial statements, reviews of interim consolidated financial statements included on Form 10-Q for the first, second and third quarters, and consultation on matters related to financial reporting.

2	“Tax fees” include fees billed for professional services rendered for tax returns ($27,500 in 2016 and $76,656 in 2015) and tax advice and planning ($63,736 in 2016 and $0 in 2015).

3	“Other fees” includes fees billed for services provided other than the services described above such as miscellaneous research projects and consultations.

4	“Audit related fees” principally include fees for S-1 filings and accounting consultations.

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

Part IV

Item 15 – Exhibits, Financial Statement Schedules

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated November 14, 2011, as amended December 20, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-1 filed February 10, 2012)
3.1(i)	Articles of Organization (incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-1 filed February 10, 2012)
3.1(ii)	Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K filed April 15, 2016)
4.1	First Supplemental Indenture (incorporated by reference to Exhibit 4.1 to Registrant’s Form S-1/A filed September 16, 2015)
4.2	Form of Indenture (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1/A filed March 30, 2012)
4.3	Form of Note Confirmation (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-1/A filed September 16, 2015)
4.4	Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-1/A filed September 16, 2015)
4.5	Paying Agent Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-1/A filed March 30, 2012)
10.1	Form of Amended and Restated Outsourcing Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1/A filed September 16, 2015)
10.2	Term Loan Agreement between Aspirity Financial and Enterprises (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1/A filed September 16, 2015)
10.3	Springing Equity Pledge Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1/A filed September 16, 2015)
10.4	Secured Promissory Note given by Enterprises to Aspirity Financial (incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-1/A filed September 16, 2015)
10.5	Amendment No. 1 to Term Loan Agreement dated November 1, 2015 between Aspirity Financial and Enterprises (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed April 15, 2016)
10.6	Amendment No. 2 to Term Loan Agreement dated January 27, 2016 between Aspirity Financial and Enterprises (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1/A filed September 16, 2015)
10.7	Amendment No. 3 to Term Loan Agreement dated November 1, 2016 between Aspirity Financial and Enterprises (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 4, 2016)
10.8	Form of Indemnification Agreement between the Company and each of directors and executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1 filed February 10, 2012)
10.9	Employment Agreement between the Company and Wiley H. Sharp III (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed January 6, 2016)
10.10	Employment Agreement between the Company and Scott C. Lutz (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed January 6, 2016)

Exhibit Number	Description

10.11	Office Sublease Agreement, dated June 1, 2015 between the Company and Bell State Bank & Trust (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed July 20, 2015)
10.12	Guaranty Agreement dated March 30, 2016 by and between the Company and Exelon Generation Company, LLC
10.13	Pledge Agreement dated March 30, 2016 by and between the Company and Exelon Generation Company, LLC
10.14	Amendment No. 1 to the Employment Agreement dated January 1, 2016 between the Company and Scott C. Lutz effective January 10, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 13, 2017)
10.15	Demand Loan Agreement, Promissory Note, and Personal Guaranty between Aspirity Financial and Enterprises dated February 7, 2017 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to the Registrant’s Form 8-K filed February 10, 2017)
10.11	Office Lease Agreement, dated March 24, 2017 between the Company and Minnetonka Whitewater LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 30, 2017)
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Distributions
14.1	The Company’s Code of Conduct, adopted December 2015, revised February 29, 2016
16	Letter from Baker Tilly Virchow Krause, LLP (incorporated by reference to Exhibit 16 to the Registrant’s Form 8-K filed February 24, 2016)
21	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Baker Tilly Virchow Krause, LLP
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.
**	Indicates compensatory plan or agreement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ASPIRITY HOLDINGS, LLC

Dated: April 28, 2017	By:	/s/ Scott C. Lutz
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the dates set forth by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Timothy S. Krieger
Dated: April 28, 2017	Timothy S. Krieger
Chairman of the Board

/s/ Scott C. Lutz
Dated: April 28, 2017	Scott C. Lutz
President, Chief Executive Officer, and Director (principal executive officer)

/s/ Wiley H. Sharp III
Dated: April 28, 2017	Wiley H. Sharp III
Vice President – Finance and Chief Financial Officer (principal accounting and financial officer)

/s/ Paul W. Haglund
Dated: April 28, 2017	Paul W. Haglund
Director

